Form 10-Q
period 1996-06-30
LASER TECHNOLOGY INC
filed 1996-08-13
CIK 889899

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________



Commission File No. 1-11642



                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


           IDAHO                                            84-0970494
- -------------------------------                       -----------------------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                        identification number)


               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO 80112
               -------------------------------------------------
                   (Address of principal executive offices)

                                (303) 649-1000
                                --------------
              (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----     -----.

At August 9, 1996, 4,999,433 shares of common stock of the Registrant were outstanding.

================================================================================

                                     INDEX
                                     -----



                        PART I:  FINANCIAL INFORMATION

                                                                  PAGE
                                                                  ----

Item 1.   FINANCIAL STATEMENTS ..................................   1


            Consolidated Balance Sheets .........................   1
            Consolidated Statements of Operations ...............   3
            Consolidated Statements of Cash Flows ...............   4
            Consolidated Statements of Stockholders' Equity .....   5
            Notes to Consolidated Financial Statements ..........   6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...................   7


            Results of Operations ...............................   7
            Liquidity and Capital Resources .....................   9



                          PART II:  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS .....................................  10

Item 2.   CHANGES IN SECURITIES .................................  10

Item 3.   DEFAULTS UPON SENIOR SECURITIES .......................  10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...  10

Item 5.   OTHER INFORMATION .....................................  10

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS


                                                    JUNE 30,    SEPTEMBER 30,
                                                      1996          1995
                                                  ------------  -------------
                                                  (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                    $ 2,297,746      $1,593,521
     Short-term investments                         1,200,811       2,381,187
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts              1,520,815       1,657,530
     Inventories                                    2,813,212       2,293,606
     Deferred income tax benefit                       45,474          46,000
     Prepaids and other current assets                495,564         271,122
                                                   ----------      ----------

          Total Current Assets                      8,373,622       8,242,966
                                                   ----------      ----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                    866,103         582,714
                                                   ----------      ----------

LONG-TERM INVESTMENTS (Note 1)                        604,995              --
                                                   ----------      ----------

OTHER ASSETS                                          224,780         172,615
                                                   ----------      ----------

          TOTAL ASSETS                            $10,069,500      $8,998,295
                                                   ==========      ==========



        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                JUNE 30,    SEPTEMBER 30,
                                                  1996           1995
                                              ------------  --------------
                                              (Unaudited)

CURRENT LIABILITIES
     Accounts payable                         $   667,160     $   279,490
     Accrued expenses                             132,758         129,113
                                              -----------     -----------

          Total Current Liabilities               799,918         408,603
                                              -----------     -----------


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value-shares
      authorized 25,000,000; shares issued
      5,088,201 and 5,078,368, (Note 2)            50,882          50,784
     Additional paid-in capital                 9,623,980       9,584,287
     Treasury stock at cost, 88,768 shares        (17,535)        (17,535)
     Accumulated deficit                         (387,745)     (1,027,844)
                                              -----------     -----------

          Total Stockholders' Equity            9,269,582       8,589,692
                                              -----------     -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY               $10,069,500     $ 8,998,295
                                              ===========     ===========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 1996 AND 1995
                                  (Unaudited)




                                    NINE MONTHS ENDED                 THREE MONTHS ENDED
                                         JUNE 30,                           JUNE 30,
                                 ------------------------          ------------------------
                                     1996         1995                 1996         1995
                                  ----------   ----------          ----------    ----------
NET SALES                         $6,396,571   $6,114,824          $1,645,724    $2,226,049
LESS COST OF GOODS SOLD            2,789,545    2,866,597             748,170     1,045,348
                                  ----------   ----------          ----------    ----------

          Gross Profit             3,607,026    3,248,227             897,554     1,180,701

ROYALTY AND LICENSING INCOME         213,929           --             101,853            --
                                  ----------   ----------          ----------    ----------

TOTAL OPERATING INCOME             3,820,955    3,248,227             999,407     1,180,701

OPERATING EXPENSES                 2,957,152    2,458,629           1,001,129       890,796
                                  ----------   ----------          ----------    ----------

INCOME (LOSS) FROM OPERATIONS        863,803      789,598              (1,722)      289,905

INTEREST INCOME, NET                 169,296      104,707              50,674        37,705
                                  ----------   ----------          ----------    ----------

INCOME BEFORE TAXES ON INCOME      1,033,099      894,305              48,952       327,610
TAXES ON INCOME                      393,000      338,430              13,000       124,000
                                  ----------   ----------          ----------    ----------

NET INCOME                        $  640,099   $  555,875          $   35,952    $  203,610
                                  ==========   ==========          ==========    ==========

INCOME PER COMMON SHARE                 $.12         $.11                $.01          $.04
                                  ==========   ==========          ==========    ==========
WEIGHTED AVERAGE SHARES
OUTSTANDING                        5,172,795    4,989,600           5,347,854     4,989,600
                                  ==========   ==========          ==========    ==========

        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996
                               AND JUNE 30, 1995
                                  (Unaudited)




                                                          JUNE 30,      JUNE 30,
                                                            1996          1995
                                                        ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                               $  640,099   $   555,875
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                             145,858       128,240
  Deferred income taxes                                         526       303,000
Changes in operating assets and liabilities:
  Trade accounts receivable                                 136,715       140,261
  Inventories                                              (519,606)     (691,981)
  Purchase of long-term investments                        (604,995)           --
  Other assets                                             (224,442)     (162,037)
  Accounts payable and accrued expenses                     391,315       133,264
                                                         ----------   -----------

Net cash provided by (used in ) operating activities        (34,530)      406,622
                                                         ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from the sale of investments                   1,286,245     1,920,571
  Purchases of short-term investments                      (105,869)   (2,396,001)
  Patent costs paid                                         (69,878)      (62,387)
  Purchases of property and equipment                      (411,534)      (50,865)
                                                         ----------   -----------

Net cash provided by (used in) investing activities         698,964      (588,682)
                                                         ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                     --       (55,304)
  Exercise of stock options                                  39,791            --
                                                         ----------   -----------

Net cash provided by (used in) financing activities          39,791       (55,304)
                                                         ----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            704,225      (237,364)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                               1,593,521     1,300,000
                                                         ----------   -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                              $2,297,746   $ 1,062,636
                                                         ==========   ===========

        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1996

       (Information for the nine months ended June 30, 1996 is unaudited)




                                  COMMON STOCK      ADDITIONAL
                               -------------------   PAID-IN     TREASURY   ACCUMULATED
                                SHARES     AMOUNT    CAPITAL      STOCK       DEFICIT        TOTAL
                               ---------  --------  ----------  ----------  ------------  -----------

Balance, September 30, 1995    5,078,368   $50,784  $9,584,287   $(17,535)  $(1,027,844)   $8,589,692
  Exercise of stock options        9,833        98      39,693         --            --        39,791
  Net income for the period           --        --          --         --       640,099       640,099
                               ---------   -------  ----------  ---------   -----------    ----------
Balance, June 30, 1996         5,088,201   $50,882  $9,623,980   $(17,535)  $  (387,745)   $9,269,582
                               =========   =======  ==========  =========   ===========    ==========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Information for the nine months ended June 30, 1996 is unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements presented are those of Laser Technology, Inc. and its wholly-owned subsidiaries. Laser Technology, Inc. is presently engaged in the business of developing, manufacturing and marketing laser based measurement instruments.

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated results of operations for the three and nine month periods ended June 30, 1996 and 1995, (b) the consolidated financial position at June 30, 1996 and September 30, 1995, and (c) the consolidated statement of cash flows for the nine month periods ended June 30, 1996 and 1995. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1995. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

  LONG-TERM INVESTMENTS

     Long-term investments consist of municipal debt securities. Such trading securities are held for resale in anticipation of short-term market movements and are stated at fair market value. Gains and losses, both realized and unrealized, are included in investment income when incurred. All dividends, interest and discount or premium amortization is included in interest income as earned. For the three and nine month periods ended June 30, 1996, net unrealized holding gains and losses on trading securities were not significant. For the consolidated statement of cash flows the purchase and sale of trading securities is classified as cash flows from operating activities.

NOTE 2 - STOCKHOLDERS' EQUITY

  EQUITY INCENTIVE PLAN

     In 1994, the Company adopted an Equity Incentive Plan (the "Employee Plan") for the purpose of providing key employees and consultants with added incentives to continue in the service of the Company and to create in such employees and consultants a more direct interest in the future operations of the Company. The Employee Plan permits the grant of stock options, restricted stock awards, stock appreciation rights, stock units and other grants to all of the Company's eligible employees and consultants. The Employee Plan is administered by the Compensation Committee of the Board of Directors. The Committee has the authority to determine the employees or consultants to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

     The grant of stock options under the Employee Plan is intended either to qualify as "incentive stock options" under the Internal Revenue Code or "non-qualified options" not intended to qualify. Stock options are granted at a price not less than 100% of the fair market value on the date the option is granted. Under the Employee Plan 530,000 shares of the Company's common stock are reserved for issuance. During the year ended September 30, 1995, options to purchase 17,250 shares of common stock were issued to certain employees under the Employee Plan. During the year ended September 30, 1994, options to purchase 486,250 shares of common stock were issued to employees and consultants under the Employee Plan. Such options granted to employees of the Company vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. During the nine month period ended June 30, 1996, options to purchase 15,750 shares of common stock have been granted and 9,833 shares of common stock were issued upon the exercise of Employee Plan options providing total proceeds of $39,791.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

     The following table sets forth, for the three and nine month fiscal periods ended June 30, 1996 and 1995, the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                  NINE MONTHS ENDED   THREE MONTHS ENDED
                                      JUNE 30,             JUNE 30,
                                 -------------------  -------------------

                                     1996      1995       1996    1995
                                     ----      ----       ----    ----
Net sales                             100%      100%       100%    100%
Cost of goods sold                     44        47         45      47
                                     ----      ----       ----    ----
Gross profit                           56        53         55      53
Royalty and licensing income            3        --          6      --
                                     ----      ----       ----    ----
Total operating income                 59        53         61      53
Operating expenses                     46        40         61      40
                                     ----      ----       ----    ----
Income (loss) from operations          13        13         (1)     13
Interest income, net                    3         2          3       2
                                     ----      ----       ----    ----
Income before taxes on income          16        15          3      15
Taxes on income                         6         6          1       6
                                     ----      ----       ----    ----
Net income                             10%        9%         2%      9%
                                     ====      ====       ====    ====

REVENUES

    The following table provides a breakdown of the percentage of net sales and respective percentages of net sales of the Company's various product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                         NINE MONTHS ENDED                THREE MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                      ------------------------         -----------------------
                                         1996          1995               1996         1995
                                      ----------    ----------         ----------   ----------
MARKSMAN SPEED DETECTION SYSTEMS      $3,174,098    $3,880,189         $  820,397   $1,226,090
Percentage of revenues                        49%           63%                50%          55%

CRITERION SERIES OF SURVEY LASERS      2,362,578     2,234,635            804,782      999,959
Percentage of revenues                        37%           37%                49%          45%

DAS100 SHIP DOCKING AID SYSTEMS          763,930            --                 --           --
Percentage of revenues                        12%

OTHER                                     95,965            --             20,545           --
Percentage of revenues                         2%                               1%

     Total Revenues                   $6,396,571    $6,114,824         $1,645,724   $2,226,049
                                      ==========    ==========         ==========   ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


    Net sales for the third quarter ended June 30, 1996 ("1996") decreased 26% to $1,645,724 from $2,226,049 for the quarter ended June 30, 1995 ("1995"), primarily resulting from slower volume domestic Marksman sales. Domestic Marksman sales declined during the 1996 third quarter due to what Management believes is the effect of government purchasing deferrals related to prolonged delays in the International Association of Chiefs of Police standardization tests of laser-based technology for use in speed enforcement.

    In April 1996, the Marksman was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed detection systems. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list. This list is comprised of speed enforcement products which have passed the national standard. Management anticipates that placement on the IACP Approved Products List will allow federal funds from the United States Department of Transportation to become more accessible for law enforcement agencies to purchase the Marksman. Despite the recent federal approval, 1996 third quarter domestic Marksman sales declined 38% as compared to the same period a year ago. Because the approval occurred so late in the year, Management believes that law enforcement agencies are deferring purchases of the Company's Marksman until their next budget cycle in order to purchase the Marksman with federal funds.

    Net sales for the first nine months of 1996 rose to $6,396,571 from $6,114,824 for the first nine months of 1995 representing a 5% increase in revenues from the previous year due to initial sales of the DAS100 realized in the 1996 second quarter. During the 1996 second quarter the Company realized significant sales of it's DAS100 ship docking sensors pursuant to the completion of its contract with Lockheed Martin. Management expects that sales of it's DAS100 will greatly fluctuate between financial periods due to the specialized nature of the system.

    International sales comprised 49% and 42% of net sales for the third quarter and first nine months of 1996 as compared to 35% and 45% for the third quarter and first nine months of 1995. Increased foreign sales of the Company's Laser DigiCam system (part of the Company's Marksman product line) and Criterion comprised the majority of the increase during the 1996 third quarter. Historically, the Company experiences quarterly fluctuations in it's foreign sales due to the placement of typically large orders for the Company's Marksman. Management anticipates that foreign sales of its Marksman and Criterion product lines will continue to comprise a significant portion of its revenues.

    Gross profit as a percentage of net sales was 55% and 56% for the third quarter and first nine months of 1996, compared to 53% for the third quarter and first nine months of 1995. The Company's gross profit margin for the first nine months of 1995 was slightly affected by volume price reductions on certain international sales of the Marksman during the first half of 1995. Improved gross profit margins for the nine months ended 1996 resulted from higher gross margins on sales of the DAS100 primarily realized during the 1996 second quarter. The Company continues to minimize the effect of currency fluctuations by requiring payment in U.S. funds.

    Total operating expenses increased approximately 12% to $1,001,129 for the third quarter of 1996 from $890,796 for the comparable 1995 period, and approximately 20% to $2,957,152 for the first nine months of 1996 compared to $2,458,629 for the first nine months of 1995. As a percentage of net sales, total operating expenses rose from 40% for the third quarter of 1995 to 61% for the third quarter of 1996, resulting primarily from lower 1996 third quarter sales, and from 40% for the first nine months of 1995 to 46% for the first nine months of 1996. Increased compensation expense due to increased personnel requirements and higher marketing expenses related to increased sales activities contributed to the majority of the increase in total operating expenses in 1996 as compared to the 1995 periods. The Company anticipates that operating expenses will continue to increase to support the Company's continued growth.

    Royalty income of $101,853 related to the Company's Agreement with Bushnell was realized during the 1996 third quarter, increasing total royalty income earned as of June 30, 1996 to $213,929. Income from operations was $289,905 for the third quarter of 1995 as compared to a $1,722 loss from operations for the 1996 third quarter. The loss for the third quarter of 1996 was the effect of lower sales in the 1996 period. However, the Company realized a 9% increase in

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


income from operations to $863,803 for the first nine months of 1996 from $789,598 for the first nine months of 1995. Combined with income earned on investments, the Company realized income before taxes on income of $48,952 for the 1996 third quarter compared to income before taxes on income of $327,610 for the comparable 1995 period. After taxes on income, the Company realized net income of $35,952, or break even per share, for the 1996 third quarter, compared to $203,610, or $.04 per share, for the 1995 third quarter. When combined with net income of $604,147 from the first half of 1996, the Company realized net income of $640,099 for the first nine months of 1996, or $.12 per share, as compared with net income of $555,878, or $.11 per share, for the first nine months of 1995.


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1996, the Company had working capital of $7,573,704. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

    For the nine month period ended June 30, 1996, cash used in operating activities was $34,530. Net income of $640,099 combined with a decrease of $136,715 in trade accounts receivable and an increase of $391,315 in accounts payable and accrued expenses was used primarily to expand inventory by $519,606. Additional cash of $604,995 was used to purchase long-term trading investments and $224,442 was used to finance an increase in other assets. Cash provided by investing activities of $698,964 resulted from proceeds from the sale of marketable securities of which $411,534 was used for the purchase of property and equipment and leasehold improvements related to expansion of the Company's facilities. Cash provided by financing activities of $39,971 resulted from proceeds received from the exercise of employee options pursuant to the Company's Equity Incentive Plan. Cash and cash equivalents increased $704,225 for the 1996 period.

    For the nine month period ended June 30, 1995, cash provided by operating activities of $406,622 was primarily attributable to net income of $555,875 for the period combined with a decrease of $140,261 in accounts receivable and an increase in accounts payable and accrued expenses of $133,264. Additionally, non-cash expense items included a $303,000 deferred income tax benefit utilized during the first nine months of fiscal 1995. Inventory levels were increased by $691,981 to meet anticipated sales demand. Cash used in financing activities of $55,304 reduced the Company's long-term debt. Cash used in investing activities of $588,682 related to the reinvestment of unused cash reserves of $475,430 into marketable securities and $113,352 was used for the purchase of property and equipment and patent costs relating to the protection of the Company's proprietary technology. Cash and cash equivalents decreased $237,364 for the nine month period ended June 30, 1995.

OTHER

    The Company recently completed development of a low-cost industrial laser sensor which Management believes will penetrate a new market segment within the industrial laser sensor market. Pursuant to an Agreement with Telemotive Industrial Controls ("Telemotive"), a division of Maxtec International Corporation, the Company has agreed to supply laser sensors to Telemotive as part of Telemotive's collision avoidance system for tracked vehicles and overhead cranes. Revenues generated from this Agreement are expected to be approximately $250,000 during fiscal 1997. Sales of these industrial laser sensors to other customers are also expected to increase sales in future periods, although there is no assurance of this.

    In 1994, the Company entered into an Agreement with Bushnell, formerly the Sports Optics division of Bausch and Lomb, whereby the Company agreed to develop and grant to Bushnell worldwide, exclusive licensing rights for manufacture and marketing of a consumer range finder developed by the Company for sporting applications. The Company completed development of the range finder in January 1995. The Company retains all ownership of copyrights, patents and trade secrets of the technology and the right to pursue markets outside the sports optics area. Pursuant to the Agreement, the Company receives a running royalty on designated net sales of each product developed under this Agreement and receives supplemental fees related to production engineering services. As of June 30, 1996, the Company has realized royalties in the amount of $213,929 related to this Agreement. Management anticipates that royalties received under this agreement will continue to have a positive impact on the Company's results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONCLUDED)


    In December 1995, pursuant to the Company's rights for additional expansion space, the Company elected to further expand its facilities to provide additional office and production space during fiscal 1996 and 1997. Management anticipates that the capital invested as a result of this expansion will not have a material impact on the Company's current working capital or results of operations.

    Management believes that seasonal effects on sales of the Marksman are non existent. Historically, the Company has realized a small decline in its Criterion Series of Survey Lasers, in areas affected by colder weather during the winter months. Management believes that the expansion of the Company's Criterion Product line and penetration into new markets has mitigated seasonal effects on sales of its Criterion.

    The Company believes that it will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects will not have a material impact on the Company's operations or financial condition in the foreseeable future.


                                    PART II.


ITEM 1. LEGAL PROCEEDINGS

        This Item is not applicable to the Company.

ITEM 2. CHANGES IN SECURITIES

        This Item is not applicable to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three months ended June 30, 1996.

ITEM 5. OTHER INFORMATION

        This Item is not applicable to the Company.