Form 10-K
period 1996-09-30
LASER TECHNOLOGY INC
filed 1996-12-30
CIK 889899

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
  [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                        COMMISSION FILE NUMBER 1-11642

                            LASER TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 IDAHO                               84-0970494
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO 80112
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (303) 649-1000
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          Securities registered pursuant to Section 12(b) of the Act:

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

             TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
----------------------------------------------------------------------------------------
        Common Stock, $.01 par value                      American Stock Exchange
----------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------

       Securities registered pursuant to Section 12(g) of the Act: NONE

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  As of December 20, 1996, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (using American Stock Exchange closing prices) was $12,330,338.

  At December 20, 1996, 4,999,433 shares of common stock of the registrant were outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Part III, certain exhibits filed as part of registrant's S-1 registration statement.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LASER TECHNOLOGY, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                                    PART I.

 Item 1.  Business...................................................       1
 Item 2.  Properties.................................................      14
 Item 3.  Legal Proceedings..........................................      15
 Item 4.  Submission of Matters to a Vote of Security Holders........      15

                                    PART II.

          Market for Registrant's Common Equity and Related
 Item 5.   Stockholder Matters.......................................      16
 Item 6.  Selected Financial Data....................................      17
          Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations.................................      18
 Item 8.  Financial Statements and Supplementary Data................      23
          Changes in and Disagreements with Accountants on Accounting
 Item 9.   and Financial Disclosure..................................      24

                                   PART III.

 Item 10. Directors and Executive Officers of the Registrant.........      24
 Item 11. Executive Compensation.....................................      25
          Security Ownership of Certain Beneficial Owners and
 Item 12.  Management................................................      28
 Item 13. Certain Relationships and Related Transactions.............      29

                                    PART IV.

          Exhibits, Financial Statement Schedules and Reports on Form
 Item 14.  8-K.......................................................      29
 SIGNATURES...........................................................     31

                                    PART I.

ITEM I. BUSINESS

INTRODUCTION

  Laser Technology, Inc., an Idaho Corporation, and its wholly-owned subsidiaries; Laser Communications, Inc., Laser Technology, U.S.V.I., and International Measurement and Control Company ("the Company"), is engaged in the business of developing, manufacturing and marketing laser based measurement instruments using proprietary technology developed by the Company. The Company was originally organized in September 1950.

  The Company's proprietary technology permits a laser to measure to a non-cooperative, or low reflective surface, using a very low power source. As a result, the Company's products operate within the requirements of eye safety as promulgated by the United States Food and Drug Administration (the "FDA"). Despite a very low power source, the Company's laser instruments measure more rapidly and at longer ranges than corresponding conventional devices. The Company has also developed proprietary software and circuitry which are integral to each of the Company's products. The Company's executive offices are located at 7070 South Tucson Way, Englewood, Colorado 80112, and its telephone number is (303) 649-1000.

PRINCIPAL PRODUCTS

 REVENUES

  Historically, the Company's primary product lines have been its Marksman Laser Speed Detection Systems and Criterion Series of Survey Lasers. During fiscal 1995 and 1996, The Company has expanded these product lines through new product development including the introduction of second generation instrumentation. Because of enhancements to the Company's existing products, new product developments and expanding markets for the Company's technology, the Company currently organizes and markets its products in three categories:
Traffic Safety products, Survey and Mapping products, and Ship Docking Aid Systems.

  The following table provides a breakdown of the percentage of net sales of the Company's product lines. Revenues realized from sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                                  YEAR ENDED SEPTEMBER 30,
                                                 ------------------------------
                                                   1996       1995       1994
                                                 --------   --------   --------
      Traffic Safety............................       57%        62%        63%
      Survey and Mapping........................       34         36         32
      Ship Docking Aid Systems..................        8         --         --
      Other.....................................        1          2          5

  The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of the Company's products for the periods presented:

                                                 YEAR ENDED SEPTEMBER 30,
                                                ------------------------------
                                                  1996       1995       1994
                                                --------   --------   --------
      Domestic.................................       51%        56%        56%
      Foreign..................................       49         44         44

  See Note 6 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

TRAFFIC SAFETY PRODUCTS

 Hand-Held Laser Speed Detection Systems

  In 1991, the Company developed and commenced commercial manufacturing and marketing of the LTI 20-20 laser speed detection system to law enforcement agencies as a proven method of measuring the speed of motor vehicles. In 1993, the Company introduced an enhanced version of the LTI 20-20, called the Marksman, which incorporates increased range capability, an auto triggering system and, as an optional feature, an in-scope display of speed and distance data. As does its predecessor, the Marksman has several advantages over radar speed measurement devices. As distinguished from radar devices, the Marksman can be aimed directly at a specific vehicle, thereby eliminating the difficulty associated with radar measurement devices of distinguishing one vehicle from another. Additionally, the Marksman measures speed in one-third of a second with a laser beam that spans only three feet wide at a distance of 1,000 feet and disperses after hitting its target vehicle. Radar guns, on the other hand, are generally required to track vehicle speed for several seconds in an attempt to positively identify a vehicle.

  Radar guns also produce a wider beam width of approximately 200 to 400 feet at a range of 1,000 feet which can readily be detected by the targeted vehicle as well as other oncoming vehicles equipped with radar detectors. Conventional radar detectors, which cannot detect the light beam generated by the Marksman, have been effective against radar because of the wide beam width produced by radar devices. This radar beam continues to widen as the distance from the gun increases and can readily be picked up by a radar detector as much as a mile away from the radar gun, giving the driver of a vehicle warning time to slow down and thus avoid receiving a speeding ticket. The Marksman's quicker ability to measure speed and significantly reduced beam width does not permit vehicles, other than the targeted vehicle, to detect the Marksman's laser beam and, in any event, does not provide the targeted vehicle sufficient time to slow down in advance of being detected.

  Consumer laser detection devices exist that will detect the Marksman only when the vehicle equipped with such a detection device is being targeted. However, because the measurement period of the Marksman is only one-third of a second, there is no reaction time for the driver to reduce their speed before the police officer obtains a positive speed reading. As laser speed enforcement has become more widely used as an effective means of speed enforcement, a number of consumer laser jamming devices have also entered the market. Such laser jammers have limited effectiveness against the Marksman due to the sophisticated nature of the Marksman's internal targeting software. In 1995, to combat the use of laser jamming devices, the Company developed the capability within the Marksman to detect when a jamming device is in use. This feature has proven to be a very useful tool to speed enforcement officials in certain jurisdictions where the use of jamming devices is prohibited.

 Laser DigiCam Photo Laser System

  In 1995, the Company completed development and began commercial production of the Laser DigiCam, an automatic video photo laser system which integrates a camera and associated equipment with the Marksman. The Laser DigiCam monitors the speed of each vehicle in a specific lane of traffic. When the Laser DigiCam system detects a speeding vehicle, it takes a digital picture of the vehicle, prints the speed, time and date on the picture, and the ticket can then be mailed to the violator. As an optional feature to this system, the Company also developed a night illumination system enabling night use of the Laser DigiCam.

 Traffic Data Collection Modules

  In addition to measuring speed, the Marksman also measures distance. This feature enables the Marksman to be used for a variety of applications outside of speed enforcement. The Marksman's ranging capabilities are used by law enforcement officials for accident investigation and reconstruction. In 1995, the Company introduced "QuickMap," a system which enhances the use of the Marksman for this application. QuickMap is a software module integrated to a data collector which can be used in conjunction with the Marksman to expedite the collection and processing of data at accident sites and crime scenes.

  In 1995, the Company introduced "DBC," an optional feature that can be integrated into the Marksman's firmware capabilities which is used to measure the distance and/or time between traveling vehicles. In many parts of the world where the distance between vehicles is monitored closely to improve traffic safety, local governments have the need to measure the distance and/or time between vehicles. Management believes that the DBC feature addresses this application and increases the utility and efficiency of the Marksman.

  Traffic engineers and law enforcement officials are also able to conduct and document traffic speed surveys more efficiently using the Marksman laser speed detection system than with conventional methods. In 1993, the Company introduced a statistical compilation software package, "SpeedStat." This product, when combined with the Marksman, automatically gathers and formats traffic survey data on a portable computer via a serial cable interface.

  Additionally, during fiscal 1996, the Company introduced "SpeedStat DC," a companion product to Quickmap in its Traffic Data Collection Module series. Similar to the Company's original SpeedStat product, SpeedStat DC enables more efficient collection and compilation of traffic engineering statistics. However, SpeedStat DC incorporates the same hand-held data collector used in the Company's QuickMap system replacing the need for a laptop computer, which provides traffic engineers and law enforcement officials with a more portable and affordable statistical compilation system.

 Impulse Accident Investigation Laser

  During fiscal 1996, the Company introduced a new generation of lasers for general distance measurement. The "Impulse" series, while marketed primarily to the survey and mapping industry, has gained quick acceptance in the accident investigation segment of the law enforcement community. The Impulse is smaller in size and weight and lower in cost than the Company's Marksman laser speed detection system for this application. The Impulse also features an electronic tilt sensor that provides the operator with more accurate mapping measurements. Additionally, when linked with the Quickmap traffic data collection module, the Impulse becomes a fully electronic mapping system.

 SharpShot Series of Laser Range Finders

  Late in fiscal 1996, the Company began initial marketing of a laser range finder for tactical operations and S.W.A.T. applications. The "SharpShot" is a light weight, user friendly range finder developed from the Company's technology underlying its Impulse survey laser that is able to measure distances at longer ranges than the Impulse. Additionally, optional tilt sensor capabilities exist that can provide height and inclination data. While the Company's SharpShot laser range finder represents a peripheral market of the Company's Traffic Safety product line, Management believes that sufficient market potential exists for the SharpShot for use in tactical law enforcement and military applications.

SURVEY AND MAPPING PRODUCTS

 Criterion Series of Hand-Held Survey Lasers

  The Criterion was originally developed in collaboration with the United States Forest Service in 1992 for use by foresters to accurately and quickly measure certain aspects of trees to determine board feet and to survey roads, bridges, hiking trails and campgrounds. The Criterion is a small, portable laser measurement system consisting of a laser range finder, an electronic compass and an electronic inclinometer providing the capabilities of measuring distance, azimuth and inclination and, therefore, is capable of calculating heights and X,Y,Z coordinates. The Criterion can record these measurements in seconds as compared to several minutes using conventional manual methods. Data captured by the Criterion is maintained in the system in a form ready for computer downloading, which eliminates errors associated with manually transcribing numbers in the field for future manipulation.

  During the Company's first years of commercial production, the primary user of the Criterion had been the U.S. Forest Service. However, in fiscal 1993, the Company expanded its Criterion product line to foster new markets by introducing three new models of survey lasers. The Company's Criterion series of survey lasers offers a logical progression of measurement capabilities. This product expansion has attracted new customers within the paper, mapping, environmental, utility and telecommunication industries.

 Criterion Theodolite Mounted Survey Lasers

  In fiscal 1994, the Company introduced the Criterion 100TM. Part of the Company's Criterion Series of Survey Lasers, this system integrates a Criterion ranging laser with a surveying theodolite. The Criterion 100TM allows the operator to quickly gather precise distance and angular measurements to remote targets. The Company currently markets the Criterion 100TM primarily to mining, blasting and aggregate management companies for gathering rock face profiles and for pile volume measurement applications. Absent the use of the Criterion 100TM, or comparable measurement equipment, these measurements involve multiple man crews and often place personnel in hazardous situations. Since the Criterion 100TM does not require the placement of a reflector on the object to be measured, it eliminates the need for multiple personnel and allows measurements to be made more expediently and safely.

 Criterion AutoScan Survey Lasers

  During fiscal 1996, the Company introduced, in collaboration with MDL, a European manufacturer, the "Criterion AutoScan" survey laser. The Criterion AutoScan surveying system is comprised of a Criterion survey laser mounted to a motorized, computer controlled theodolite capable of measuring vertical and horizontal angles. The Criterion AutoScan system is operated remotely via computer interface allowing areas to be measured and scanned continuously without human error. Similar to the Company's Criterion 100TM, the Company's AutoScan surveying system is used by mining, blasting and aggregate management companies. However, Management believes that the automated operation of the Criterion Autoscan makes this system attractive for new applications such as slope stability monitoring, unattended topographic mapping, and surface modeling.

 GeoLaser Hand-Held Mapping Lasers

  In fiscal 1996, the Company introduced the "GeoLaser" hand-held mapping laser. Developed from the technology underlying the Company's Criterion series of survey lasers, the GeoLaser is marketed as an ideal accessory to Global Positioning Systems, ("GPS"). The GeoLaser was designed to capitalize on the maturing market for the Company's Criterion products as well as the growing demand for GPS offset measuring.

  The GeoLaser features an easy-to-learn operating system. The GeoLaser's range, inclination and azimuth sensors provide the same accuracy and range as the Company's Criterion Series of Survey Lasers. However, the GeoLaser does not have the extensive firmware options found in the Company's Criterion, thus, the GeoLaser has simpler functionality as compared to the Company's Criterion survey lasers. The GeoLaser's simpler operation allows for a lower price point which has attracted new customers within the Geographical Information Systems ("GIS") and GPS mapping industry without deteriorating market opportunities for the Company's higher accuracy Criterion survey lasers.

 Impulse Series of Hand-Held Survey Lasers

  During fiscal 1996, the Company developed its first, second generation surveying instrument, the "Impulse." The Impulse is approximately one-third the size and weight of the Company's Criterion series of survey lasers and also has a lower price point than that of the Company's Criterion survey lasers. Other survey lasers on the market, including the Company's own Criterion series, weigh approximately six pounds. The Impulse, weighing approximately two pounds, can be carried on a belt clip and its ergonomic design allows full operation of the instrument with only one hand. The Company's Criterion survey lasers have numerous unique features that will continue to make the Company's Criterion a viable product for a number of applications. However, Management believes that the smaller size and lower price point of the Impulse make the technology more accessible for an increased number of users and applications in the survey and mapping industry. The Impulse is also marketed as part of the Company's Traffic Safety product line for use in accident investigation applications.

 Integrated Data Collection Solutions

  Many market applications require the Criterion and Impulse series of survey lasers to be integrated with other hardware and software to provide a complete turn-key system. To facilitate this integration, the Company began establishing relationships with manufacturers of complimentary hardware and software in fiscal 1994. These relationships include the sharing of distribution channels and new product development. During fiscal 1994, the Company and a privately held software development firm completed the co-development of a laser based mapping system, "Laser Walkabout." The Laser Walkabout system is comprised of a Criterion or Impulse survey laser, a hand held data collector and comprehensive field and office software. With this system, the locations and attributes of remote objects can be recorded and used to generate computerized mapping. The Company believes that the need for mapping or geographic information systems is increasing as utility companies, foresters and environmental firms seek more efficient ways to manage their assets.

 Hydro II and LaserCom Surveying Systems

  The Hydro II surveying system was the first laser-based measurement system developed by the Company. The Hydro II is a hydrographic surveying and positioning system designed to survey and chart the bottom topography of a body of water in preparation for dredging ship channels and for buoy and pier settings. In fiscal 1994, the Company introduced the "LaserCom" system, an enhanced version of its Hydro II hydrographic surveying system. The LaserCom system is designed to transmit data using pulses of light, thus eliminating the problems associated with radio frequency communication. As the Company focuses on its more dominant revenue producing products, sales of the Company's hydrographic surveying systems are expected to continue to comprise a very small portion of the Company's overall revenues.

 Industrial Laser Distance Measurement Sensors

  During the latter half of fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor. Pursuant to a sales contract with Telemotive Industrial Controls, Inc., ("Telemotive"), a world leading manufacturer of radio controls for material handling cranes and industrial vehicles, the Company developed and manufactures laser sensors for use in collision avoidance and positioning systems which Telemotive markets under its brand name. This collision avoidance system allows continuously generated distance measurement information provided by the Company's laser sensors to be transmitted to a central processor which integrates the information with computer controls that slow or stop the crane or vehicle within pre-determined collision or danger zones. The completion of the Company's development project pursuant to its agreement with Telemotive has resulted in a low cost laser sensor that the Company believes has other applications in the industrial measurement market. The Company's agreement with Telemotive requires designated minimum purchases of the Company's industrial laser sensors scheduled to be delivered during the Company's 1997 fiscal year. See "Backlog" for existing customers and product lines.

DAS100 SHIP DOCKING AID SYSTEM

  In fiscal 1995, the Company introduced the DAS100 Ship Docking Aid System, a dock-based measurement system that assists ship captains and pilots in docking maneuvers by measuring and recording a ship's closing speed and distance and transmitting this data to the bridge of the ship. During the first half of fiscal 1995, SeaRiver Maritime, Inc., formerly Exxon Shipping Company, completed a favorable evaluation of the DAS100. Initial marketing of the DAS100 during the second half of fiscal 1995 resulted in the Company's first order to furnish laser sensors for ship docking systems to Martin Marietta Corporation, ("MMC"), a subsidiary of

Lockheed Martin. Revenues realized from this order were generated during the first half of fiscal 1996. Management believes that significant market potential exists for the DAS100 and intends to continue marketing this product line through its wholly-owned subsidiary, Laser Communications, Inc.

OTHER

  Other market applications exist for the Company's laser-based measurement technology. In 1992, the National Aeronautics and Space Administration (NASA) purchased two modified Markmans for use aboard the United States Space Shuttle to determine target distance and closing speed when the shuttle performs docking procedures in space. These instruments were first used by NASA when the "Intelsat" satellite was retrieved and re-launched on the maiden voyage of the "Endeavour" space shuttle. In fiscal 1993, the Marksman was used in NASA's mission to repair the Hubble space telescope. During fiscal 1994 and 1995, NASA used the Marksman on several missions, including the mission involving docking with the Russian space station MIR. During fiscal 1996, NASA placed an order for one additional instrument increasing the total number of instruments to ten for use on all space shuttle missions involving docking procedures. While NASA is a relatively small customer of the Company, Management believes that NASA's use of the Company's technology adds to the Company's credibility as a technology leader in the laser-based measurement industry.

SEASONALITY

  Management believes that seasonal effects on sales of its Traffic Safety products are non existent. Historically, the Company has realized a small decline in sales of its Survey and Mapping products in areas affected by colder weather during the winter months. Management believes that the expansion of the Company's Criterion Product line and penetration into new markets has mitigated seasonal effects on sales of its Criterion. Although the Company's Traffic Safety business is not of a seasonal nature, Management believes that sales of its Traffic Safety products may vary between financial periods based on the capital procurement processes and fiscal year budgeting cycles of state and municipal law enforcement agencies.

MANUFACTURING OPERATIONS

  The Company's manufacturing operations primarily consist of the assembly, calibration and testing of its products. Currently, most of the components used in the manufacture of the Company's products are manufactured by others to the Company's specifications. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company maintains certain supply agreements on long lead time items to purchase inventory as dictated by product sales. Additionally, the Company believes that there are adequate alternative suppliers for its foreseeable needs. In January 1997, pursuant to the Company's rights for additional expansion space under its existing lease arrangement, the Company intends to expand its current manufacturing facility to meet anticipated production demand. All of the Company's products carry a one year limited warranty against manufacturing defects. To date, there have been no material expenditures on warranty claims.

PRODUCT RESEARCH AND DEVELOPMENT

  Research and development costs related to the Company's instrumentation and proprietary technology are expensed as incurred and included in operating expenses. During fiscal 1996, the Company continued to direct its research and development activities on improving its current product lines as well as focusing on new product developments. Research and development costs totalled approximately $514,000, $363,000 and $273,000 for the fiscal years ended September 30, 1996, 1995 and 1994, respectively. Year to year increases in research and development expenditures are primarily related to increased compensation expense attributable to increased personnel.

  In 1993, the Company completed development of the Marksman, an upgraded version of its former LTI 20-20 laser speed detection system. The Company also completed the development of a statistical compilation software package, "SpeedStat," used to collect traffic survey statistics. The Company also expanded its surveying product line by introducing three new models of its Criterion survey lasers.

  In 1994, the Company completed development of the Criterion 100TM, an enhancement to the Criterion product line which integrates a Criterion ranging laser with a surveying theodolite. Additionally, in conjunction with a privately held software development firm, the Company completed the co-development of a laser-based mapping system, "Laser Walkabout." The Laser Walkabout system is comprised of a Criterion survey laser, a hand-held data collector and comprehensive field and office software. This system, combined with a global positioning system ("GPS") receiver, is used to record the locations and attributes of remote objects for the generation of computerized mapping. During fiscal 1994, the Company also completed the development of a technology which provides the ability to transfer data using pulses of light generated by the Company's laser ranging equipment. This capability has been integrated into a third generation hydrographic surveying system, the "LaserCom." Using the ability to transmit data with pulses of light, this technology eliminates the problems associated with radio frequency communication.

  During fiscal 1995, the Company completed the development of several new functions and features centered around the Company's Traffic Safety product line for use within the law enforcement market. These developments include "QuickMap" for accident reconstruction and investigation, "DBC" for time and distance measurement between vehicles, and a laser jammer detector built into the Marksman's software capabilities, as an optional feature provided to law enforcement agencies to strengthen the Marksman's use in traffic speed and safety enforcement. In 1995, the Company also completed development of the Laser DigiCam photo laser system, built around the Company's Marksman speed detection laser. The Laser DigiCam system targets a specific area on a roadway and monitors the speed of each vehicle that passes through the beam of the laser. When the Laser DigiCam detects a speeding vehicle, it takes a picture of the vehicle and prints the time, date and speed on a video frame and stores the information digitally on the hard disk of its internal computer. The photo images can be printed at the site or they can be stored for subsequent processing. As an optional feature to this system, the Company also completed development of a night illumination system enabling night use of the Laser DigiCam. Additionally in 1995, the Company completed the development of the DAS100 Ship Docking Aid System in cooperation with SeaRiver Maritime, Inc., formerly Exxon Shipping Company, and a private engineering firm. The DAS100 assists ship captains and pilots in docking maneuvers by measuring a ship's closing speed and distance to the dock, and transmitting this data to the bridge of the ship.

  Also in 1995, the Company, in conjunction with Bushnell, formerly the Sports Optics Division of Bausch and Lomb, completed development of a consumer related product, the "Lytespeed," which is being marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. In fiscal 1996, pursuant to an amended agreement with Bushnell, the Company developed an enhanced version of the LyteSpeed which the Company and Bushnell believe will increase market penetration within the sporting markets currently served by Bushnell. The Company retains all ownership of patents and trade secrets of the technology underlying the development of the Lytespeed. Additionally, the Company receives running royalties on cumulative net sales of this product, has received development costs for the initial technology and retains the right to pursue markets outside the sports technology area. This product was the first laser range finder introduced in a consumer market with the ability to measure non-cooperative targets. As of September 30, 1996, royalty and licensing income earned related to this agreement was approximately $341,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  During fiscal 1996, the Company developed the GeoLaser. The Geolaser is a hand-held survey laser developed from the technology underlying the Company's Criterion Series of Survey Lasers. While similar in accuracy, the GeoLaser has reduced firmware options as compared to the Company's Criterion which allows the GeoLaser to be sold at a lower price point. As part of the Company's Traffic Safety product line, the Company also completed development of SpeedStat DC, a companion product to QuickMap within the Company's Traffic Data Collection Module Series, and the SharpShot laser ranger finder was developed from the technology underlying the Company's Impulse for use in tactical law enforcement applications. Also in 1996, the Company in conjunction with MDL, a European manufacturer of surveying equipment, completed development of the Criterion AutoScan survey and mapping system. The Criterion AutoScan features a Criterion laser mounted on a motorized, computer controlled surveying theodolite which can automatically scan and measure vertical and horizontal angles from remote distances.

  In fiscal 1996, the Company also completed development of two new, second generation laser-based instruments. These second generation instruments have several characteristics in common including smaller size, lighter weight and substantially lower manufacturing costs than their predecessors. During the latter half of fiscal 1996, the Company completed the design and development of the "Impulse," part of the Company's Survey and Mapping product line. The Impulse provides range, inclination and height measurements in an instrument one-third of the weight and size of the Company's Criterion Series of Survey Lasers. Also, during fiscal 1996, the Company completed development of an industrial laser sensor for use in collision avoidance and positioning systems in industrial applications.

MARKETING, DISTRIBUTION AND CUSTOMERS

  The Company presently markets its products to three major classes of customers. For the fiscal year ended September 30, 1996, the Company's foreign distributors accounted for 47% of sales, of which the Company's Asian and European distributors comprised 36% collectively. Domestically, state and local law enforcement agencies comprised approximately 24%. Additionally, sales to the Company's Domestic Survey and Mapping dealer network comprised 12%. For the fiscal year ended September 30, 1996, one customer, Visi Trading
(m) SDN BHD, accounted for 12% of sales. The Company primarily markets its products using on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail. See note 6 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

 Traffic Safety Products

  The Company primarily markets its Traffic Safety products domestically to law enforcement agencies of state and municipal governments. The Company has historically marketed to this segment of its business domestically through a combination of direct sales personnel augmented by sales made through independent manufacturer representative companies representing the Company's Traffic Safety products. During the latter half of fiscal 1996, Management elected to increase the number of direct sales representatives marketing the Company's products in the U.S. This decision was based on the growing line of products carried by the Company and the need for a specialized sales force to properly present and support them. As a result of this decision, the Company has reduced the number of domestic independent manufacturer's representatives carrying the Company's products through natural attrition and termination of non-productive firms. As of September 30, 1996, the largest domestic customer of the Company's Marksman hand-held laser speed detection systems is the state of Ohio. Other high volume states include Texas, New York, Michigan, Massachusetts, Wisconsin, Oregon, Washington, and Hawaii.

  Internationally, the Company markets its Traffic Safety product line through its foreign distributors for use by agencies of foreign governments including local law enforcement agencies and transportation ministries. The Company has established distribution channels for its Traffic Safety products in most industrialized countries. To date, the Company's foreign distributors in Austria, Germany, the United Kingdom, Canada, Korea and Malaysia account for the highest volume of hand-held Marksman laser speed detection systems and Laser DigiCam photo-laser systems purchased internationally. As of September 30, 1996, the Company has established distribution in over twenty-eight international territories.

  In 1992, the National Institute of Standards and Technology ("NIST") in conjunction with the National Highway Traffic Safety Administration ("NHTSA") began developing a set of national minimum model performance specifications for police traffic laser speed measurement devices such as the Marksman. The Company believes that a number of law enforcement agencies throughout the United States have been hesitant to purchase speed enforcement products which are not listed on the International Association of Chiefs of Police ("IACP") Approved Products List. This list is comprised of speed enforcement products which have passed a national standard established by the NHTSA. This national standard was completed in January 1995. With the standard completed, the IACP contracted with the University of California-Davis to establish a laboratory test site. In October 1995, when the testing facility was complete, the Company submitted the Marksman for compliance testing in order to be placed on the IACP Approved Products List. In April 1996, the Marksman was certified by the IACP to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list. Management anticipates that placement on the IACP approved products list will allow federal funds from the United States Department of Transportation to become more assessable for law enforcement agencies to purchase the Marksman, although there is no assurance of this.

  There are four states within the U.S. that require the passage of state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 1996, legislation has been passed approving the Company's Marksman laser speed detection device as an acceptable means of speed enforcement in three of the states including Florida, North Carolina and Virginia. Management anticipates that future state legislation will be passed in Pennsylvania. However, there is no assurance that such legislation will be passed.

  Various foreign standards have also been established for laser speed enforcement equipment. The Marksman has been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands and France. The Marksman has also been tested and approved for use by the Royal Canadian Mounted Police in Canada.

 Laser DigiCam Photo-Laser System

  In fiscal 1995, the Company completed development of the Laser DigiCam photo-laser system and delivered its first substantial order for this system to the Royal Malaysian Police. During fiscal 1996, The Royal Malaysian Police continued to be a significant customer comprising approximately 19% of the Company's overall Traffic Safety revenues. In the fourth quarter of fiscal 1996, the Royal Malaysian Police negotiated a two-year, renewable contract for the purchase of the Company's Laser DigiCam systems. The Company's first order pursuant to this agreement was delivered in September 1996. Management believes that additional sales will result pursuant to this agreement, although there is no assurance that the contract will be renewed.

  Because of Federal right to privacy laws, Management believes that primary sales opportunities for the Laser DigiCam will be in international markets. Management intends to continue marketing the Laser DigiCam system internationally through its existing network of distributors currently marketing the Company's Traffic Safety product line, and domestically, through its direct sales force.

 Survey and Mapping Products

  The Company's Survey and Mapping products are primarily sold domestically through its dealer network, and internationally through its foreign distributors and dealers. As with the Company's Traffic Safety products, Management continually endeavors to expand its Survey and Mapping products distribution channels and strategic alliances. As a substantial addition to its domestic Survey and Mapping distribution network, in 1995, the Company signed an agreement with the surveying equipment division of Pentax U.S.A. Pursuant to this agreement, the Company provides private labeled versions of its Criterion series of survey lasers to Pentax, which are sold through Pentax's domestic distribution network. For the Company's 1996 fiscal year, sales to Pentax U.S.A. comprised approximately 13% of the Company's overall Survey and Mapping revenues derived from the Company's domestic dealer network.

  During fiscal 1996, the Company increased the number of dealers in its domestic distribution network supporting its Survey and Mapping product line to approximately seventy, and internationally to approximately thirty-five. As a result, sales of the Company's Survey and Mapping product line to dealers comprised approximately 79% of the Company's overall revenues for this segment of its business during fiscal 1996.

  The Criterion was originally developed in collaboration with the U.S. Forest Service and, as a result, the U.S. Forest Service initially was the primary user of the Criterion. Even though the Company's contract with the U.S. Forest Service expired, the U.S. Forest Service has continued to be a significant customer of the Company, but represented only 6% of the Company's total Survey and Mapping sales in fiscal 1996, as compared to 90% in 1993 when the U.S. Forest Service was virtually the only user. In previous years, Criterion sales to the U.S. Forest Service have primarily been purchased for use within the timber sales preparation area. Due to the U.S. federal agency shift in policy to ecosystem management, there has been a decline in timber sales within the U.S. Forest Service and increased emphasis on other resource management areas. The Company continues to market to the U.S. Forest Service and has responded to this change by expanding marketing efforts into these resource areas including archaeological mapping, road obliteration and environmental analysis.

  Management believes that the introduction of the Impulse Series of Survey Lasers in fiscal 1996 provides two immediate marketing benefits. First, the Impulse provides an entry-level, broad use product for the Company's already identified survey and mapping market segments, at a reduced size and weight, and lower price point. Secondly, these size, weight, and retail cost reductions allow the Company to access broad new general measurement markets that have not previously considered laser measurement a viable option. These markets include engineering construction, commercial material measurement and estimation, and landscape design. Sales of the Company's Survey and Mapping product line to other markets include the paper, mapping, mining, environmental, telecommunication, and utility industries. Domestically, the Company currently markets to such industries through a combination of direct sales representatives and through its domestic dealer network.

  To date, the Company's foreign distributors in Japan, Australia, Europe and Canada account for the highest volume of Survey and Mapping products purchased internationally. The Company currently markets its Survey and Mapping products overseas to similar industries through its foreign distribution channels. As of September 30, 1996, the Company has established distributors for its Survey and Mapping product line in twenty-seven international territories.

  Sales of the Company's hydrographic surveying systems, part of the Company's Survey and Mapping product line, have become a very small contributor to the Company's overall revenues due to a change in the marketing focus of the Company to its Traffic Safety and other surveying product lines and because of the increased use of global positioning systems in hydrographic surveying applications. However, Management intends to continue to provide service and support to its existing customers in this market and to continue to market the LaserCom surveying system, marketed by the Company's sales force and dealer network currently representing its survey products. Primary customers for the Hydro II and LaserCom systems are the United States Army Corps of Engineers and commercial surveying contractors.

  Late in fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor which it will market for industrial laser sensor applications. Pursuant to a contract with Telemotive Industrial Controls, Inc., ("Telemotive"), a world leading manufacturer of radio controls for material handling cranes and industrial vehicles, laser sensors developed and manufactured by the Company will be integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments of the Company's laser sensors by Telemotive, Telemotive has received exclusive rights to sell the Company's industrial laser sensors within the material handling market.

  Development of the Company's first industrial laser sensors related to its agreement with Telemotive has resulted in a low cost, laser distance measurement sensor that the Company believes has other applications in the industrial measurement market.

 DAS100 Ship Docking Aid System

  The Company currently markets its DAS100 Ship Docking Aid System domestically through its direct sales force, and internationally through foreign dealers. The Company is also working toward developing strategic relationships with key companies in the shipping industry to expand its distribution of the DAS100. The Company began more aggressively marketing the DAS100 Ship Docking Aid System during the second half of fiscal 1995 resulting in the award of a contract to furnish laser sensors for ship docking systems to Martin Marietta Corporation ("MMC"), a subsidiary of Lockheed Martin. Pursuant to the terms of the contract, delivery was made during the Company's first and second quarters of fiscal 1996 contributing 8% to the Company's overall revenues. Management believes that primary customers for its DAS100 Ship Docking Aid Systems include oil and liquid natural gas carriers with ocean fleets and other bulk carriers. Because of the specialized nature of the ship docking industry, the Company has established a wholly-owned subsidiary, Laser Communications, Inc., to continue developing this portion of the Company's business.

BACKLOG

  As of September 30, 1995, the Company had a backlog in sales of approximately $800,000 primarily attributable to sales of its DAS100 Ship Docking Aid System, delivered during the first half of fiscal 1996. As of September 30, 1996, the Company had a backlog in sales of approximately $240,000 primarily attributable to orders for its industrial laser sensors pursuant to the Company's Agreement with Telemotive. The Company intends to continually evaluate inventory and production demands to fill orders as received.

COMPETITION

  The Company's hand-held Marksman laser speed detection system competes primarily with hand-held radar speed measurement devices. Although most of the Company's competitors in the radar industry sell their instrumentation at prices lower than those of the Marksman, Management believes it competes primarily because of the greater effectiveness and accuracy of the Marksman compared to radar speed measurement devices. The Marksman has the ability to positively identify specific vehicles and is not detectable by conventional radar detectors. Additionally, consumer laser speed detection devices and newly introduced laser jamming devices have been proven to be generally ineffective against the Marksman.

  Additionally, the Marksman laser speed detection system is used by law enforcement agencies for applications beyond those available from radar speed measurement devices and currently marketed laser speed measurement devices. In 1993, the Company introduced "SpeedStat," a statistical compilation software package. This product when combined with the Company's Marksman, automatically gathers and formats traffic survey data on a portable computer allowing traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently using the Marksman than with conventional methods.

  The ranging capabilities of the Marksman are also used by law enforcement agencies to gather measurement information during accident reconstruction and investigation. In fiscal 1995, the Company introduced "QuickMap," which enhances the Marksman's use by law enforcement agencies for quickly collecting and processing information at accident sites and crime scenes. During fiscal 1995, the Company also introduced "DBC," which allows the Company's laser speed detection systems to measure the distance and time between vehicles. Additionally, in 1995, the Company incorporated a feature within the Marksman to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of laser jamming devices is prohibited. The Marksman has also been used by SWAT teams to measure target distances, and in drug interdiction to measure truck trailers for false compartments.

  The Company is aware of three other companies that market laser speed measurement devices. Kustom Signal, Inc. is marketing a device pursuant to a license from the developer, Laser Atlanta, Inc. Riegl, an Austrian company, and Jenoptic, a German company, also market laser speed measurement devices. Such competition has not, however, had a material impact on the Company's sales of its Traffic Safety products. The Company presently believes that its hand-held laser speed detection systems are able to compete within this market based upon the their accuracy in speed readings, positive vehicle identification, and the difficulty that motorists have in detecting the laser beam generated by the Marksman. The Company also believes that its ancillary Traffic Safety products address applications that provide a competitive advantage over other laser speed measurement devices.

  Management believes that the Laser DigiCam photo laser system competes in similar markets as photo-radar systems. Because the Laser DigiCam system has a much narrower beam than to photo-radar systems on the market, the Company believes that the Laser DigiCam system provides better target identification and increased accuracy. Management intends to continue marketing the Laser DigiCam system at a sales price below that of high-end radar systems. Management believes that it can compete within this market based upon price and quality of information derived from the Laser DigiCam system as compared to presently available photo-radar systems.

  Management is aware of a proto-type camera system similar in functionality to the Company's Laser DigiCam developed by Kustom Signals, Inc. Additionally, prior to the Company's development of the Laser DigiCam, two of the Company's international distributors developed laser-based camera systems to address specific requirements within their predetermined foreign markets currently served by them, primarily Scandanavia and Australia. The Company and its distributors have cooperated in development of these systems to encompass specific customer requirements and to maximize sales of the Company's laser speed measurement devices which are integral components of these systems.

  The Company's Survey and Mapping products compete with traditional measurement devices, and a laser measurement device developed and marketed by Laser Atlanta, Inc., which is designed specifically for survey and mapping applications. Management also believes that it may compete in international markets with instruments developed and marketed by Riegl, an Austrian company, and Jena, a German company. The Company competes within this market based upon the quality of information generated by its Survey and Mapping products and the time saving features provided by these systems as compared to other traditional systems. Additionally, Management believes that the newly introduced Impulse will compete within this market because of its reduced size and weight and lower price point compared to competing systems.

  The Industrial Laser Distance Sensors developed for Telemotive were developed to replace existing radio frequency ("RF") based distance measuring devices previously developed and marketed by Telemotive. Telemotive's RF device has become increasingly subject to outside interference from other equipment rendering it ineffective. This has led to Telemotive contracting with the Company to develop and manufacture laser sensors to replace its own less effective RF counterpart. Pursuant to the terms of the Company's contract with Telemotive, Telemotive has exclusive rights to the industrial laser sensors developed under this contract for the material handling market in return for minimum guaranteed purchases of the Company's laser sensors.

  The Company believes that its Industrial Laser Distance Measurement Sensors will compete with traditional measuring devices including radar and RF based systems, and in certain international markets, primarily Europe, with laser distance measurements instruments developed and marketed by Riegl, an Austrian company. Management intends to compete in these markets based on the unique measurement capabilities of its industrial laser sensors and because of their reduced size, weight and lower manufacturing costs.

  The Company is aware of several companies that provide other ship docking aid systems including Marimatech A.S., Koden Electronics Company and Autronica A.S. Management believes that it can compete within this market based upon the DAS100's effectiveness and lower cost position as compared to other systems. Since the Company manufactures the laser sensors integrated into the DAS100, Management believes that it will maintain lower manufacturing costs as compared to competing systems.

PATENTS

  Certain processes by which the Company is able to produce its products are largely proprietary. The Company believes that patent protection of its technology, including the materials or processes it develops and products that result from the Company's research and development efforts, are important to the possible commercialization of the Company's technology. The Company continually attempts to protect its proprietary technology by obtaining patent application protection and relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and persons that have access to its proprietary technology. Additionally, the Company extends most of its domestic patent filings into foreign applications. To date, no foreign patents have been issued.

  As of September 30, 1996, the Company has filed sixteen patent applications related to its various product lines with the United States Patent and Trademark Office in order to protect its current technology. As of September 30, 1996, seven of these patents have been issued. One patent, expiring in March 2011, relates to the Company's Criterion Series of Survey Lasers providing coverage of the Criterion in forestry applications that include height and diameter measurement of trees. The Company has also been issued two patents expiring in October 2011 and May 2013, on its Traffic Safety laser speed detection systems. A fourth patent issued expiring in May 2012, relates to a mechanical interface between one of the Company's Criterion hand-held survey lasers and an electronic theodolite enabling the instruments to remain vertically aligned while the instruments are adjusted.

  During fiscal 1995, the Company filed additional patent applications related to protecting technological developments centered around the Company's Traffic Safety product line. These applications include the capability of detecting a laser jammer by a laser speed detection device, the ability to measure distance and time between vehicles with a laser speed detection device, and a system used to collect data for accident reconstruction and investigation. The Company also applied for patent protection of certain technological developments centered around its Laser DigiCam photo laser system.

  During fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to the Company's Survey and Mapping product line which incorporates the Company's proprietary "Walkabout" software that enables field data collection in the G.I.S. mapping process. Additionally, the Company was granted a patent on its technology providing the capability of transmitting data using pulses of light generated from the Company's laser range-finders. This patent expires in July 2013.

  The Company has filed three patent applications on its proprietary technology related to consumer instrumentation, primarily related to the LyteSpeed developed for Bushnell to protect certain technological developments and production techniques that are centered around this product. As of September 30, 1996, one of these patent has been issued and will expire November 2013. Additionally, in 1996, three patent applications have been filed relating to technological developments centered around the Company's newly introduced Impulse product line.

PATENT LICENSING AGREEMENTS

  In September 1996, the Company agreed to license to a competitor within its Traffic Safety business, a patent relating to the Company's Marksman hand-held laser speed detection system (the "Patent"). In fiscal 1996, the Company gave notice to this competitor that it was likely infringing the Patent by making and selling laser-based speed measurement devices. Pursuant to a license agreement, the Company granted the competitor the nonexclusive rights to manufacture and sell laser-based speed measurement devices. In consideration for the license under the Patent, the Company received a prepayment of licensing fees for a predetermined number of devices sold by this competitor and will receive subsequent license fees for each individual licensed device sold by them pursuant to this agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Royalty and Licensing Income."

GOVERNMENT REGULATION

  The Company's laser products emit a laser light beam and are regulated by the FDA and subject to approval by certain foreign governments. FDA regulations impose eye safety requirements on the Company's products and governments of some foreign countries have similar regulations. The Marksman complies with FDA Class 1 eyesafety regulations and has been rated Class 1 eyesafe by laboratories in Austria, Germany and Norway.

  Due to FDA involvement in international standardization efforts for laser products with the International Electrotechnical Commission ("IEC"), Management is aware of certain changes under consideration by the FDA that may affect current FDA regulated emission limits of Class 1 pulsed lasers. Management does not believe that such proposed changes will impact the Company's sales or results of operations. However, there is no assurance of this.

  In 1995, the National Highway Traffic Safety Administration ("NHTSA") working in conjunction with the National Institute of Standards and Technology ("NIST"), completed a national standard for performance specifications for laser speed measurement devices and established a laboratory testing facility at the University of California-Davis for testing of laser speed measurement devices. In October 1995, the Company submitted a Marksman unit for testing. In April 1996, the Marksman was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List. This list is comprised of speed enforcement products which have passed the national standard.

  Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 1996, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

  Management also recognizes that many foreign countries have centralized law enforcement and purchasing regulations requiring stringent performance and accuracy standards. Management primarily acknowledges that Western Europe purchasing authorities adhere to such performance and accuracy standards. The Marksman is subject to approval by certain foreign governments where regulatory controls exist for speed enforcement equipment. The Company has received approval for the Marksman from government agencies in Germany, the United Kingdom, Austria, Sweden, Switzerland, the Netherlands and France. The Marksman has also been tested and approved by the Royal Canadian Mounted police in Canada.

EMPLOYEES

  Management considers the relations between the Company and its employees to be good. As of September 30, 1996, the Company employs sixty-three employees, consisting of seven management personnel, nineteen employees engaged in the sales and marketing activities of the Company, nine engineering personnel, eighteen production related personnel and ten administrative and office personnel. In addition to its full-time employees, the Company uses the services of one contractual marketing representative and also uses the services of two contract engineers providing mechanical design and documentation services related to the Company's research and development activities.

ITEM 2. PROPERTIES

  In December 1995, the Company exercised its right to acquire additional expansion space by leasing approximately 8,200 additional square feet adjacent to the Company's current facilities. Due to increased demand for the Company's products and increased marketing and administrative activities centered around the Company's growing product lines, the Company intends to further expand its office and production facilities in January 1997. In total, the Company's current and anticipated lease arrangement provides approximately 24,000 square feet in Englewood, Colorado under a lease agreement that expires in May 2003. The combined facilities will contain approximately 12,000 square feet of production space, 3,000 square feet allocated for research and development and 9,000 devoted to marketing and administrative activities. The Company has also entered into an agreement with a partnership to sub-lease back a portion of a former facility to continue to house the Company's machine shop facility. The Company believes that its current and planned facilities are adequate for its needs over the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 1996.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  The Company's common stock is listed on the American Stock Exchange ("LSR"). As of September 30, 1996, 4,999,433 common shares were outstanding and the Company had approximately 641 shareholders of record which figure does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of the common stock for each calendar quarterly period as reported on the American Stock Exchange.

STOCK PRICES

                                                                     HIGH   LOW
                                                                     ----- -----
1996
  First Quarter..................................................... $7.62 $5.25
  Second Quarter....................................................  8.44  5.50
  Third Quarter.....................................................  6.69  4.12
  Fourth Quarter*...................................................  4.56  3.62
1995
  First Quarter..................................................... $5.12 $2.56
  Second Quarter....................................................  6.44  4.18
  Third Quarter.....................................................  6.25  4.75
  Fourth Quarter....................................................  5.75  3.25
1994
  First Quarter..................................................... $6.75 $4.88
  Second Quarter....................................................  4.38  4.13
  Third Quarter.....................................................  4.50  3.88
  Fourth Quarter....................................................  3.19  3.00

--------

* The 1996 fourth quarter reflects the high and low sale prices of the Company's common stock reported by the American Stock Exchange through December 20, 1996.

DIVIDENDS

  The Company currently intends to retain earnings to finance its operations, therefore, the Company has not declared or paid cash dividends in the past, nor does the Company anticipate that it will distribute cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth below has been derived from the audited financial statements of the Company.

                                               YEARS ENDED
                         --------------------------------------------------------
                            1996       1995       1994       1993     1992 (A)(D)
                         ---------- ---------- ---------- ----------  -----------
STATEMENT OF OPERATIONS
 DATA:
  Net sales............. $9,306,777 $8,225,776 $5,303,299 $4,813,227  $3,880,512
  Cost of goods sold....  4,241,389  3,864,473  2,527,322  2,021,884   1,761,829
  Gross profit..........  5,065,388  4,361,303  2,775,977  2,791,343   2,118,683
  Royalty and licensing
   income...............    401,121        --         --         --          --
  Total operating
   income...............  5,466,509  4,361,303  2,775,977  2,791,343   2,118,683
  Operating expenses....  4,058,908  3,431,694  2,766,426  1,794,332     933,220
  Income from
   operations...........  1,407,601    929,609      9,551    997,011   1,185,463
  Interest income
   (expense) net........    235,771    157,523     86,555    (83,765)   (152,650)
  Litigation settlement
   (b)..................        --         --         --         --    1,100,000
  Income (loss) before
   taxes on income and
   extraordinary item...  1,643,372  1,087,132     96,106    913,246     (67,187)
  Taxes on income
   (benefit)............    580,000    383,000     37,000    (52,000)     79,000
  Income (loss) before
   extraordinary........  1,063,372    704,132     59,106    965,246    (146,187)
  Extraordinary item
   (c)..................        --         --         --     567,000         --
  Net income (loss).....  1,063,372    704,132     59,106    398,246    (146,187)
  Net income (loss) per
   common share:
    Before extraordinary
     item...............        .20        .14        .01        .20        (.04)
    Extraordinary item..        --         --         --        (.12)        --
    Net income (loss)...        .20        .14        .01        .08        (.04)
    Weighted average
     number of shares
     outstanding........  5,209,981  4,989,600  5,008,381  4,794,749   3,709,312

--------
(a) Effective with the period ended September 30, 1992, the Company elected to begin utilizing a September 30 fiscal year end. Therefore, the period ended September 30, 1992 represents a nine month short period as compared to the twelve month fiscal years ended September 30, 1993, 1994, 1995 and 1996.
(b) The loss for the nine months ended September 30, 1992 includes the effect of a $1,100,000 charge for the settlement of litigation which reduced earnings by $.30 per share.
(c) During fiscal 1993, the Company recorded a non-recurring charge of $567,000 as a loss related to the early extinguishment of debt, net of applicable income tax benefit of $333,000 which reduced earnings by $.12 per share.
(d) Adjusted to give effect to the 1 for 4 reverse stock split effected December 22, 1992.

                                               SEPTEMBER 30,
                         ---------------------------------------------------------
                            1996        1995        1994        1993       1992
                         ----------- ----------- ----------- ----------- ---------
BALANCE SHEET DATA:
  Working capital....... $ 7,698,674 $ 7,834,363 $ 7,247,133 $ 7,309,987 $ 604,954
  Total assets..........  10,663,459   8,998,295   8,366,463   8,011,845 3,289,372
  Short-term debt,
   including current
   maturities of long-
   term debt............         --          --       59,517      34,481   186,425
  Long-term debt less
   current maturities...         --          --      150,075      27,379   840,545
  Total stockholders'
   equity...............   9,692,855   8,589,692   7,885,560   7,761,495   479,128

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of this statement by the Company is not expected to have an impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the Company's financial statements. Both statements are effective for years beginning after December 15, 1995.

RESULTS OF OPERATIONS

  The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                  YEARS ENDED SEPTEMBER 30,
                                                -------------------------------
                                                  1996       1995       1994
                                                ---------  ---------  ---------
      Net sales................................       100%       100%       100%
      Cost of goods sold.......................        46         47         48
                                                ---------  ---------  ---------
      Gross profit.............................        54         53         52
      Royalty and licensing income.............         4         --         --
      Total operating income...................        58         53         52
      Operating expenses.......................        44         42         52
                                                ---------  ---------  ---------
      Income from operations...................        14         11         --
      Interest income, net.....................         3          2          2
      Taxes on income..........................         6          4          1
                                                ---------  ---------  ---------
      Net income...............................        11%         9%         1%
                                                =========  =========  =========

  The following table provides a breakdown of the net sales and respective percentages of net sales of the Company's various product lines. Revenues realized from sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                                YEARS ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
      TRAFFIC SAFETY........................ $5,259,346  $5,087,676  $3,341,078
      Percentage of revenues................         57%         62%         63%
      SURVEY AND MAPPING....................  3,175,031   2,991,549   1,697,056
      Percentage of revenues................         34          36          32
      DAS100 SHIP DOCKING AID SYSTEM........    763,930          --          --
      Percentage of revenues................          8
      OTHER.................................    108,470     146,551     265,165
      Percentage of revenues................          1           2           5
                                             ----------  ----------  ----------
      Total Revenues........................ $9,306,777  $8,225,776  $5,303,299
                                             ==========  ==========  ==========

 Fiscal Year Ended September 30, 1996 Compared to Fiscal Year Ended September 30, 1995

  Net sales for the fiscal year ended September 30, 1996 ("1996") rose approximately 13% to $9,306,777 from $8,225,776 for the fiscal year ended September 30, 1995 ("1995"). Initial sales of the Company's DAS100 Ship Docking Aid System and increased volume sales of the Company's Traffic Safety and Survey and Mapping products comprised the majority of the increase in sales in 1996 as compared to 1995.

  As a result of initial revenues realized from sales of the Company's DAS100 Ship Docking Aid Systems in fiscal 1996, sales of the Company's Traffic Safety products, as a percentage of net sales, were 57% in 1996 as compared to 62% in 1995, and sales of the Company's Survey and Mapping products, as a percentage of net sales, were 34% in 1996 compared to 36% in 1995. Management anticipates that sales of its DAS100 will greatly fluctuate between financial periods due to the specialized nature of the system.

  Sales of the Company's Survey and Mapping products increased 6% in 1996 as compared to 1995, primarily due to the introduction of the Company's Impulse Series of Survey Lasers during the fourth quarter of fiscal 1996.

  Net sales of the Company's Traffic Safety products increased 3% in 1996 compared to 1995. Increased volume sales of the Company's Laser DigiCam photo laser system internationally offset a decrease in hand-held Marksman sales. Domestic hand-held Marksman sales declined slightly during the third quarter of 1996 due to what Management believes is the effect of government purchasing deferrals related to prolonged delays in the International Association of Chiefs of Police ("IACP") standardization tests of laser-based technology for use in speed enforcement.

  In April 1996, the Company's hand-held Marksman laser speed detection system was certified by the IACP to meet the federal standard for laser speed detection devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list. This list is comprised of speed enforcement products which have passed the national standard. Management anticipates that placement on the IACP Approved Products List will allow federal funds from the United States Department of Transportation to become more accessible for law enforcement agencies to purchase the Marksman. Because the approval occurred so late in the year, Management believes that law enforcement agencies are deferring purchases of the Company's Marksman hand-held laser speed detection system until their next budget cycle in order to purchase them with the aid of federal funding, although there is no assurance of this.

  International sales comprised 49% in 1996 compared to 44% in 1995 due to increased foreign sales of the Company's Laser DigiCam photo laser system and Criterion and Impulse survey lasers. Historically, the Company experiences quarterly fluctuations in it's foreign sales due to the placement of typically large orders for the Company's Marksman and Laser DigiCam Traffic Safety products. Management anticipates that foreign sales of its Traffic Safety and Survey and Mapping product lines will continue to comprise a significant portion of its revenues. The Company currently requires that all international sales be paid for with U.S. dollars.

  Cost of goods sold increased 10% to $4,241,389 in 1996 from $3,864,473 in 1995 due to increased sales levels. As a percentage of net sales, cost of goods sold decreased slightly to 46% in 1996 from 47% in 1995, thus improving the Company's gross profit margin, as a percentage of net sales, to 54% in 1996 compared to 53% in 1995. The increase in gross profit margins in 1996 resulted primarily from higher gross margins on initial sales of the DAS100. Management recognizes that competitive pressure may affect the Company's gross profit margins. However, such impact from reduced selling prices is expected to be offset by reduced manufacturing costs through second generation instrumentation and a better application of fixed costs as the Company's sales volumes increase. The Company anticipates that gross profit margins from international markets will remain consistent with those realized domestically in most international markets for the Company's current product lines. However, management believes that gross profit margins on high volume international sales of its Marksman laser speed detection systems may be less than those realized domestically due to reduced selling prices on high volume orders. The Company currently minimizes the effect of currency fluctuations by requiring payment in U.S. funds.

  During fiscal 1996, the Company began receiving royalty income related to its Agreement with Bushnell Corporation ("Bushnell") from sales of the Lytespeed laser range finder developed by the Company in cooperation with Bushnell in 1994. Pursuant to this Agreement, the Company receives running royalties on designated net sales of the Lytespeed product developed under the Agreement and received development fees for the initial technology development as well as supplemental fees related to production engineering of the Lytespeed. The Company began realizing royalty income pursuant to this Agreement during the first quarter of fiscal 1996. As of September 30, 1996, the Company has received royalty income from Bushnell of approximately $341,000. Management believes that Royalties received pursuant to this Agreement will continue to have a positive impact on the Company's results of operations, although there is no assurance of this. See "Royalty and Licensing Income."

  In September 1996, the Company licensed a patent to a competitor within its Traffic Safety business whereby the Company receives licensing fees on designated sales on a per unit basis, for each device sold by this competitor. As of September 30, 1996, the Company has received advanced licensing fees for an undisclosed number of units pursuant to this agreement in the amount of $60,000. See "Royalty and Licensing Income, and Business--Patent Licensing Agreements."

  Operating expenses increased 18% to $4,058,908 in 1996 from $3,431,694 in 1995. As a percentage of net sales, 1996 operating expenses rose slightly to 44% compared to 42% in 1995. Increased compensation expense due to increased personnel requirements primarily within the Company's marketing and research and development areas, and higher marketing expenses related to increased sales activities, including higher advertising and travel expenses comprised the majority of the increase in total operating expenses in 1996 as compared to 1995. The Company anticipates that operating expenses will continue to increase to support the Company's continued growth.

  As a result of increased sales and the addition of royalty and licensing income, the Company achieved a 51% increase in income from operations to $1,407,601 in 1996 compared to operating income of $929,609 for the same period a year ago. Combined with income earned on investments of $235,771 and $157,523 in 1996 and 1995, respectively, the Company realized pretax income of $1,643,372 in 1996 compared to pretax income of $1,087,132 in 1995. After taxes on income, the Company realized net income of $1,063,372, or $.20 per share, in 1996, compared to $704,132, or $.14 per share, in 1995.

 Fiscal Year Ended September 30, 1995 Compared To Fiscal Year Ended September 30, 1994

  Net sales for the fiscal year ended September 30, 1995 ("1995") rose approximately 55% to $8,225,776 from $5,303,299 for the fiscal year ended September 30, 1994 ("1994") due to a continued overall increase in sales volumes of the Company's Traffic Safety and Survey and Mapping product lines both domestically and internationally. Total Survey and Mapping sales rose 76% in 1995 as compared to 1994, as a result of the Company's expansion of its domestic dealer network and international distribution channels. Total Traffic Safety revenues increased 52% in 1995 over 1994 due to increased sales volume of the Company's Traffic Safety products both domestically and internationally, including initial sales of the Company's Laser DigiCam photo laser system. Due to increased sales growth in all of the Company's product lines, as a percentage of net sales Criterion sales rose to 36% in 1995 as compared to 32% in 1994. The Company's Traffic Safety sales, as a percentage of net sales, remained relatively consistent in both fiscal years comprising approximately 62% of the Company's overall revenues. International sales of the Company's products equalled 44% in 1995 and 1994.

  As a result of increased sales levels, cost of goods sold increased 53% to $3,864,473 in 1995 from $2,527,322 in 1994. Cost of goods sold as a percentage of net sales decreased slightly from 48% in 1994 to 47% in 1995, so the Company's gross profit margin was 52% in 1994 and 53% in 1995.

  Operating expenses increased approximately 24% to $3,431,694 in 1995 from $2,766,426 in 1994 primarily due to increased compensation expense related to increased personnel and increased advertising and travel expense related to increased sales levels. However, as a percentage of net sales, the Company's overall operating expenses fell approximately 10% to 42% in 1995 from 52% in 1994 due to a better absorption of the Company's fixed costs over a larger revenue base and the slowing of the Company's marketing expenditures centered around building the Company's marketing infrastructure in 1995 as compared to 1994.

  Income from operations was $929,609 in 1995 compared to income from operations of $9,551 in 1994, the result of increased sales and a better application of fixed costs over a larger revenue base. Combined with income earned on investments net of interest expense of $157,523 in 1995 compared to $86,555 in 1994, the Company had pretax income of $1,087,132 in 1995 compared to 1994 pretax income of $96,106. After taxes on income of $383,000 and $37,000 for 1995 and 1994, respectively, net income rose to $704,132, or $.14 per share, in 1995 from $59,106, or $.01 per share, for the comparable 1994 period.

ROYALTY AND LICENSING INCOME

  In 1994, the Company entered into an Agreement with Bushnell Corporation ("Bushnell"), formerly the Sports Optics Division of Bausch and Lomb, whereby the Company agreed to develop and grant to Bushnell worldwide, exclusive licensing rights for the manufacture and marketing of a consumer range finder developed by the Company in cooperation with Bushnell for sporting applications. The Company retains all ownership of copyrights, patents and trade secrets of the technology and the right to pursue markets outside of the sports optics area. Pursuant to the Company's Agreement with Bushnell, the Company receives a running royalty on designated net sales of each product developed under this Agreement and has received development fees for the initial technology development as well as supplemental fees related to production engineering of this product. The Company retains the right to terminate the Agreement if the royalties received by the Company do not equal or exceed certain effective royalty obligations as defined by the Agreement. As of September 30, 1996, the Company has received $341,000 in royalties related to this Agreement.

  Pursuant to an undisclosed licensing agreement, in September 1996, the Company agreed to license a patent to a competitor within its Traffic Safety business, a patent relating to the Company's Marksman hand-held laser speed detection system (the "Patent"). In fiscal 1996, the Company gave notice to this competitor that it was likely infringing the Patent by making and selling laser-based speed measurement devices. Pursuant to this licensing arrangement, the Company granted this competitor the nonexclusive rights to manufacture and sell laser-based speed measurement devices. In consideration for the license under the Patent, the Company agreed to receive a prepayment of licensing fees for a predetermined number of devices to be sold by the competitor and will receive subsequent license fees for each individual licensed device sold by them.

FOREIGN SALES

  Foreign sales of the Company's products equalled 44% for both fiscal years ended September 30, 1994 and 1995. For the year ended September 30, 1996, the Company's foreign sales comprised 49% due to increased sales of the Company's Laser DigiCam system, part of the Company's Traffic Safety product line. Management believes that foreign sales of the Company's products will continue to comprise a significant portion of its revenues. The Company requires that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make the Company's products less competitive in those markets.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs related to the continual development of the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totalled approximately $514,000, $363,000 and $273,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Year to year increases in research and development expenditures are primarily attributable to increased personnel costs related to increased personnel requirements. Management anticipates continued increases in research and development costs as the Company seeks to develop new products and enhance existing ones.

INCOME TAXES AND NET OPERATING LOSSES

  At September 30, 1994, a deferred tax asset totalling $303,000 was recorded, relating primarily to operating loss carryforwards. During the fiscal year ended September 30, 1995, the Company generated taxable income of $1,087,132 which has fully utilized the Company's net operating loss carryforwards. Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities. As a result, at September 30, 1996, the Company has recorded a deferred tax asset totalling $52,000. Based upon the Company's recent history of taxable income and its projections for future earnings, Management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset. See note 4 to the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital needs have been satisfied primarily through the Company's public offering consummated in January 1993 (which provided $6,313,881 in net proceeds to the Company, after deduction of underwriting discounts and related offering expenses) and cash flow from operations. The Company's working capital at September 30, 1996 was $7,698,674 as compared to working capital of $7,834,363 at September 30, 1995. As of September 30, 1996, the Company invests in certain non-current investments which reduced the Company's working capital in 1996 as compared to 1995. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

  For the year Ended September 30, 1996, cash provided by operating activities was $201,674. Net income of $1,063,372 combined with an increase of $511,465 in accounts payable and accrued expenses was used to finance an increase in accounts receivable of $1,106,795 and $284,029 was used to expand inventory. Cash provided by investing activities of $421,716 was primarily attributable to proceeds, after reinvestment, from the sale of marketable securities of $1,169,914 of which $632,437 was used for the purchase of property and equipment and leasehold improvements related to the Company's facility expansion in December 1995. Cash flows of $30,328 provided by financing activities, resulted from proceeds received from the exercise of employee stock options pursuant to the Company's Equity Incentive Plan of $39,791 less payments on long-term debt. For the year ended September 30, 1996, cash and cash equivalents increased $653,718.

  For the year ended September 30, 1995, cash provided by operating activities of $963,739 was primarily attributable to net income for the year of $704,132. Additionally, the Company realized a decrease in accounts receivable of $590,934 offset by increased inventory levels of $896,209 needed to meet anticipated sales demand. During fiscal 1995, cash used in investing activities of $470,089 related primarily to the reinvestment of unused cash reserves of $311,622 into marketable securities and $158,467 was used for the purchases of property and equipment and certain patent costs related to the protection of the Company's proprietary technology. Cash used in financing activities of $200,129 was used to extinguish the Company's debt obligations related to the Company's facility expansion during fiscal 1994. For the year ended September 30, 1995, cash and cash equivalents increased $293,521.

  For the year ended September 30, 1994, cash used in operating activities of $34,676 was used primarily to finance an increase in accounts receivable of $766,563. During 1994, the Company reduced inventory levels by $254,677 and received $108,000 in refundable income taxes. Net cash used in investing activities was $121,708. Of this amount, $208,497 was used for the purchases of property and equipment for enhancement of the Company's production and development facilities, which was partially offset by net proceeds on investments of $127,371. During 1994, the Company expanded its manufacturing and office facilities. Pursuant to this expansion, the Company completed $202,360 in leasehold improvements which were financed through a local commercial lender. During 1994, cash used in financing activities of $54,628 was used primarily to repay a portion of this obligation. For the year ended September 30, 1994, cash and cash equivalents decreased $211,012.

OTHER

  During 1994, the Company exercised its option to expand its facility in order to relocate its main office facilities adjacent to its manufacturing operations. In December 1995, pursuant to the Company's rights for additional expansion space, the Company elected to further expand its facilities to provide additional office and production space during fiscal 1996 and 1997. Management believes that the capital invested as a result of the expansion of its facilities will not have a material impact on the Company's working capital or results of operations. Additionally, the Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future.

  In an effort to maintain minimal inventory levels, the Company purchases raw materials and supplies as dictated by the Company's sales activity enabling the Company to reserve cash resources and maintain reduced inventories as a percentage of sales volume. Raw materials and supplies with long purchasing lead times are carried as inventory on hand to avoid delays in procurement.

  Since the majority of the Company's sales are to government agencies, the Company has historically realized minimal bad debts and maintains approximately a 30-60 day receivable collection period. In order to reduce the impact of currency fluctuations, all of the Company's foreign sales are made in U.S. currency. The Company generally enforces the use of letters of credit and wire transfers in most of its credit arrangements with foreign distributors to reduce the risk of uncollected accounts receivable. Since 1992, an allowance for doubtful accounts of $10,000 has been recorded.

  Management believes that the Company's business centered around its Traffic Safety product line is not seasonal in nature, however, due to fiscal budgeting practices of state and municipal law enforcement agencies, sales may vary between financial periods. Historically, the Company has realized a small decline in its Survey and Mapping products, in areas affected by colder weather during the winter months. Management believes that the expansion of the Company's Survey and Mapping product line and penetration into new markets has mitigated seasonal effects on sales of this business segment.

EFFECT OF INFLATION

  The Company believes that it will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on the Company's revenues, gross profit or results of operations for at least the next twelve months.

RISK FACTORS AND CAUTIONARY STATEMENTS

  This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such as the words or phrases "believes", "to be", "will depend", "will become" and "plans to" or similar expressions. The Company wishes to advise readers that the forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the risk that the Company could be required to recognize a financial statement loss through a lower of cost or market write down of inventories; potential changes in the budget of federal and state agencies; and compliance with current and possible future FDA or environmental regulations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is contained in the financial statements appearing in Item 14 of this report. Such information is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company are as follows:

NAME                         AGE                    POSITION
----                         ---                    --------
David Williams..............  41 President, Chief Executive Officer and Director
Jeremy G. Dunne.............  39 Vice President and Director
Dan N. Grothe...............  59 Secretary and Director
Pamela Sevy.................  31 Treasurer and Chief Financial Officer
William Carr................  57 Director
F. James Lynch..............  66 Director
Richard B. Sayford..........  64 Director
H. DeWorth Williams.........  61 Director

  The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. As of September 30, 1993, the Company had not compensated its directors for service on the Board of Directors or any committee thereof. In June 1994, the Company adopted a Stock Option Plan for Non-Employee Directors, (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's common stock to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the plan. The exercise price in each case is the fair market value of the Company's Common Stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. Pursuant to the Director Plan, as of September 30, 1996, options to purchase 30,000 shares were granted and are outstanding to each of four non-employee directors at exercise prices ranging from $3.06 to $4.94 per share. In addition, the Company reimburses each Director's out of pocket expenses incurred in connection with their duties as directors.

  Each officer of the Company serves at the discretion of the Board of Directors. As of September 30, 1996, there were two committees of the Board of
Directors: the Audit Committee consisting of Mr. Carr, Mr. Grothe, Mr. Lynch and Mr. Sayford; and the Compensation Committee consisting of Mr. H. Deworth Williams, Mr. Lynch and Mr. Carr.

  David Williams. Mr. Williams has been employed by the Company since January 1986. He served as Vice President of marketing and finance prior to becoming President and Chief Executive Officer in December 1986. From 1983 to 1985, Mr. Williams was a financial consultant with Williams Investments Company, a financial consulting and venture capital firm. From 1981 to 1983, Mr. Williams was a financial officer and consultant for Valley Care, Inc., a health care provider. Mr. Williams is a 1981 graduate from the University of Utah with a B.S. Degree in Finance.

  Jeremy G. Dunne. Mr. Dunne has been employed by the Company since 1986. From 1981 to 1986, Mr. Dunne was a chief engineer for Hydrographic Services, International in Southbrough Kent, England, a company that performs software and system design for the hydrographic surveying industry. From 1980 to 1981, Mr. Dunne was an electrical engineering technician with Plessy Marine, Ltd. in Ilford Essex, England, a manufacturer of electronic instrumentation. Mr. Dunne earned a B.A. Degree in Electrical Engineering from the University of Cambridge, Cambridge, England.

  Dan N. Grothe. In May 1993, Mr. Grothe became a full time employee of the Company directing certain marketing activities focused on improving marketing to federal and municipal government agencies. From 1989 to May of 1993, Mr. Grothe was self employed as a financial advisor to corporations doing business with governmental entities. From 1987 to 1989, Mr. Grothe was a vice president at Hanifen Imhoff, Inc., Denver, Colorado, working primarily as a tax-exempt bond underwriter. Mr. Grothe also serves as President of the Company's wholly-owned subsidiary, Laser Communications, Inc., heading marketing efforts of the Company's DAS100 Ship Docking Aid Systems.

  Pamela Sevy. Ms. Sevy has been employed by the Company since August 1987. Prior to September 1992, when Ms. Sevy was appointed Chief Financial Officer of the Company, she held the position of Controller. From 1985 to 1987, Ms. Sevy conducted accounting operations for E.O.C., a Denver based, four store retail optical outlet. From 1981 to 1985, Ms. Sevy worked with PTI, an Englewood, Colorado company specializing in corporate accounting and administrative assistance.

  William Carr. For thirty years and until his retirement in January 1994, Mr. Carr was with the Northern Region of the United States Forest Service having responsibility for the region's timber sale valuation and measurement programs. During the past twenty years, Mr. Carr has chaired national forestry committees and has been the recipient of the Regional Foresters Management Effectiveness and Improvements Honor Award, and USDA Award for Distinguished Service. Mr. Carr holds a M.S. Degree in Forestry from the University of Montana.

  F. James Lynch. From 1976 to 1994, Mr. Lynch was Chairman and CEO of Electromedics, Inc. Electromedics was acquired by Medtronic in April 1994. Electromedics designed, manufactured and marketed blood management equipment for use in cardiovascular, orthopedic and other medium/high blood loss surgeries. In 1995, Mr. Lynch organized FJL Venture Group which works with high technology start-up companies. Mr. Lynch also serves as Managing Partner of Kerr Vehicle Resources LLC and is a Board member and Treasurer of St. Joseph Hospital Foundation located in Denver, Colorado.

  Richard B Sayford. Since 1979, Mr. Sayford has been the President of Strategic Enterprises, Inc., a privately held consulting firm specializing in consulting with high technology companies and venture firms. Since 1980, Mr. Sayford has served as a member of the Board of Directors of MCI Communications Company. Mr. Sayford also serves on the Board of VISX, a manufacturer of laser vision correction systems in Santa Clara, California and also serves on the Board of Medtrac Technologies, a medical devices manufacturer in Denver, Colorado. Mr. Sayford holds an MBA degree from the Harvard Business School.

  H. DeWorth Williams. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than twenty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings. Mr. Williams is the brother of the Company's President, David Williams.

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

  Since July 1992, the Company has had employment agreements with David Williams and Jeremy Dunne, pursuant to which they receive annual base salaries subject to increases at the discretion of the Board of Directors. Each employment agreement prohibits the employee from directly or indirectly competing with the Company for a period of three years following termination of their employment.

CASH COMPENSATION

  The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended September 30, 1996, 1995 and 1994, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                           SUMMARY COMPENSATION TABLE

   NAME AND PRINCIPAL                             OTHER ANNUAL    ALL OTHER
   POSITION              YEAR   SALARY    BONUS   COMPENSATION   COMPENSATION
   ------------------    ----   -------   -----   ------------   ------------
   David Williams,       1996   $84,600   $--         $--            $--
    President, C.E.O.    1995    75,675    --          --             --
                         1994    72,000    --          --             --

  The preceding table does not include any amounts for noncash compensation, including personal benefits, paid to David Williams. The Company believes that the value of such noncash benefits and compensation paid to David Williams during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported for him.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                               OPTION/SAR VALUES

                                  NUMBER OF SECURITIES                 VALUE OF
                                 UNDERLYING UNEXERCISED               UNEXERCISED
                                    OPTIONS/SARS AT                  IN-THE-MONEY
                                    FISCAL YEAR END                 FISCAL YEAR END

   NAME AND PRINCIPAL                 EXERCISABLE/                   EXERCISABLE/
   POSITION                          UNEXERCISABLE                   UNEXERCISABLE
   ------------------            ----------------------             ---------------
   David Williams,                       45,500                        $ 14,105
    President, C.E.O. (1)                22,750                        $  7,052

--------
(1) On June 3, 1994, the Company granted options to purchase 68,250 shares of the Company's common stock to David Williams, President and CEO, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vest annually in three equal installments over a three year period.

 Equity Incentive Plan

  In 1994, the Company terminated its previous incentive stock option plan, with no options having been granted under the plan, and adopted an Equity Incentive Plan, (the "Employee Plan"). The Employee Plan provides for the issuance of options to key employees and consultants of the Company to purchase up to an aggregate of 530,000 shares of the Company's Common Stock at the fair market value of the stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. The Employee Plan also allows for the grant of awards in the form of restricted stock, stock units or stock appreciation rights, so long as the total number of shares of Common Stock subject to all awards under the Employee Plan does not exceed 530,000. As of September 30, 1996, options to purchase 506,500 shares of the Company's common stock were outstanding, at exercise prices ranging from $3.50 to $5.25 per share of which 297,584 options were exercisable at September 30, 1996. The options are non-transferrable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

 Non-Employee Director Stock Option Plan

  Additionally, in 1994, the Company adopted the Laser Technology, Inc. Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's Common Stock at the effective date of the plan to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the Director Plan. The maximum number of shares that may be subject to options issued under the Director Plan is 120,000. The exercise price in each case is the fair market value of the Common Stock on the date of grant, determined in the same manner as under the Employee Plan. As of September 30, 1996, pursuant to the Director

Plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $3.06 to $4.94 per share. Options granted under the Director Plan vest one-third each year for three years and expire ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director of the Company (subject to certain exceptions contained in the Director Plan). At September 30, 1996, 60,000 options were exercisable pursuant to the Director Plan.

  The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information, to the best knowledge of the Company, as of December 2, 1996 with respect to each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

                                                          NUMBER OF
                                                            SHARES    PERCENTAGE
                                                         BENEFICIALLY OWNERSHIP
NAME                                                        OWNED        (1)
----                                                     ------------ ----------
David Williams (2)......................................    391,936       7.8%
1501 W. Dry Creek Road
Littleton, Colorado 80120

Jeremy G. Dunne (3).....................................    390,750       7.7%
2686 E. Otero Place
Littleton, Colorado 80122

Dan N. Grothe (4).......................................     32,000       .64%
6837 South Elizabeth Street
Littleton, Colorado 80122

William Carr (5)........................................     24,500       .49%
6195 Gharrett
Missoula, Montana 59803

F. James Lynch (6)......................................     22,000       .44%
27 Blue Heron Drive
Greenwood Village, Colorado 80121

Richard B. Sayford(7)...................................     14,000       .28%
89 Silver Fox Drive
Greenwood Village, Colorado 80121

H. DeWorth Williams (8).................................    569,157      11.3%
P.O. Box 2148
Park City, Utah 84060

Directors and officers as a group (8 persons) (9).......  1,711,343      33.0%

--------
(1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 2, 1996 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 45,500 shares which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(3) Includes 45,500 shares which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.
(4) Includes 22,000 shares which may be acquired by Mr. Grothe pursuant to the exercise of stock options exercisable within sixty days.
(5) Includes 20,000 shares which may be acquired by Mr. Carr pursuant to the exercise of stock options exercisable within sixty days.
(6) Includes 20,000 shares which may be acquired by Mr. Lynch pursuant to the exercise of stock options exercisable within sixty days.
(7) Includes 10,000 shares which may be acquired by Mr. Sayford pursuant to the exercise of stock options exercisable within sixty days.
(8) Includes 20,000 shares which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(9) Includes 267,000 shares which may be acquired by the Company's officers or directors within sixty days pursuant to the exercise of stock options at various prices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS A PART OF THIS REPORT:

    1. FINANCIAL STATEMENTS.

    The consolidated financial statements included in this item are indexed on page F-1 "Index to Consolidated Financial Statements."

    2. FINANCIAL STATEMENT SCHEDULES AND SUPPLEMENTARY INFORMATION REQUIRED TO BE SUBMITTED.

        Schedule II Valuation and Qualifying Accounts......................  S-1

  Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

  3. EXHIBIT LIST

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

 EXHIBIT NO.                            EXHIBIT NAME
 -----------                            ------------
     *3.1    Articles of Incorporation and All Amendments Pertaining Thereto
     *3.2    By-Laws of Registrant
     *4.1    Specimen Common Stock Certificates of Registrant
    *10.1    Promissory Note, Secured Note and Warrant Agreement dated as of
             February 21, 1991 between Registrant and Plaza Resources Company
    *10.2    Amendment to the Promissory Note, Secured Note and Warrant
             Agreement dated as of October 24, 1991 between the Registrant and
             Plaza Resources Company
    *10.3    Letter Agreement dated July 17, 1992 between Registrant and Plaza
             Resources Company Including Amendments dated September 23, 1992,
             December 1, 1992, December 22, 1992, and January 7, 1993
    *10.4    Lease Agreement for Registrant's Principal Place of Business
    *10.5    Non-Competition and Secrecy Agreement dated July 15, 1990 between
             Registrant and David Williams, President of Registrant
    *10.6    Non-Competition and Secrecy Agreement dated July 15, 1990 between
             Registrant and Jeremy Dunne, Vice President of Registrant
    *10.7    Employment Agreement between Registrant and David Williams
    *10.8    Employment Agreement between Registrant and Jeremy Dunne
    *10.9    Non-Disclosure/Confidentiality Agreement between Registrant and
             Certain Other Key Employees
   *10.13    Distribution Agreement with Tele-Traffic A/S (Formerly Tele-Signal
             A/S)
  **10.14    Amendment to Lease to Include New Facility
 ***10.15    Employee Stock Option Plan
 ***10.16    Non-Employee Director Plan
     27.1    Financial Data Schedule

--------
* Incorporated by reference to the Company's Form S-1 registration statement, file no. 1-11642.
** Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
*** Incorporated by reference to the Company's Form 10-Q for the period ended
    June 30, 1994.

(B) REPORTS ON FORM 8-K:

  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Laser Technology, Inc.

                                                    /s/ David Williams
December 23, 1996                         By __________________________________
                                                      David Williams
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

         /s/ David Williams           President and Chief          December 23, 1996
------------------------------------   Executive Officer and
           David Williams              Director


          /s/ Jeremy Dunne            Vice President and Director  December 23, 1996
------------------------------------
            Jeremy Dunne


          /s/ Pamela Sevy             Treasurer, Chief Financial   December 23, 1996
------------------------------------   Officer and Principal
            Pamela Sevy                Accounting Officer


         /s/ Dan N. Grothe            Secretary and Director       December 23, 1996
------------------------------------
           Dan N. Grothe


          /s/ William Carr            Director                     December 23, 1996
------------------------------------
            William Carr


         /s/ F. James Lynch           Director                     December 23, 1996
------------------------------------
           F. James Lynch


       /s/ Richard B. Sayford         Director                     December 23, 1996
------------------------------------
         Richard B. Sayford


      /s/ H. DeWorth Williams         Director                      December 23, 1996
------------------------------------
        H. DeWorth Williams

                             LASER TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants......................      F-2
Consolidated Balance Sheets.............................................      F-3
Consolidated Statements of Operations...................................      F-4
Consolidated Statements of Stockholders' Equity.........................      F-5
Consolidated Statements of Cash Flows...................................      F-6
Summary of Accounting Policies..........................................  F-7-F-8
Notes to Consolidated Financial Statements.............................. F-9-F-14
Financial Statement Schedule--
  Schedule II--Valuation and Qualifying Accounts........................      S-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Laser Technology, Inc.
Englewood, Colorado

  We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Technology, Inc. and subsidiaries at September 30, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Denver, Colorado
November 13, 1996

                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,
                                                      ------------------------
                                                         1996         1995
                       ASSETS                         -----------  -----------
                       ------
Current:
  Cash and cash equivalents.......................... $ 2,247,239  $ 1,593,521
  Investments........................................     600,000    2,381,187
  Trade accounts receivable (Note 6), less allowance
   of $10,000 for doubtful accounts..................   2,764,325    1,657,530
  Inventories (Note 1)...............................   2,577,635    2,293,606
  Deferred income tax benefit (Note 4)...............      52,000       46,000
  Prepaids and other current assets..................     428,079      271,122
                                                      -----------  -----------
    Total current assets.............................   8,669,278    8,242,966
  Property and equipment, net of accumulated
   depreciation and amortization (Note 2)............   1,113,274      582,714
  Long-term investments..............................     611,273          --
  Other assets.......................................     269,634      172,615
                                                      -----------  -----------
                                                      $10,663,459  $ 8,998,295
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Current:
  Accounts payable................................... $   723,178  $   279,490
  Accrued expenses...................................     247,426      129,113
                                                      -----------  -----------
    Total current liabilities........................     970,604      408,603
                                                      -----------  -----------
Commitments (Note 5)
Stockholders' equity (Note 3):
  Common stock, $.01 par value-shares authorized
   25,000,000; shares issued 5,088,201 and 5,078,368.      50,882       50,784
  Additional paid-in capital.........................   9,623,980    9,584,287
  Treasury stock at cost, 88,768 shares..............     (17,535)     (17,535)
  Retained earnings (deficit)........................      35,528   (1,027,844)
                                                      -----------  -----------
    Total stockholders' equity.......................   9,692,855    8,589,692
                                                      -----------  -----------
                                                      $10,663,459  $ 8,998,295
                                                      ===========  ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1996       1995       1994
                                               ---------- ---------- ----------
Net sales (Note 6)............................ $9,306,777 $8,225,776 $5,303,299
Less cost of goods sold.......................  4,241,389  3,864,473  2,527,322
                                               ---------- ---------- ----------
Gross profit..................................  5,065,388  4,361,303  2,775,977
Royalty and licensing income..................    401,121        --         --
                                               ---------- ---------- ----------
Total operating income........................  5,466,509  4,361,303  2,775,977
  Operating expenses..........................  4,058,908  3,431,694  2,766,426
                                               ---------- ---------- ----------
Income from operations........................  1,407,601    929,609      9,551
Interest income, net..........................    235,771    157,523     86,555
                                               ---------- ---------- ----------
Income before taxes on income.................  1,643,372  1,087,132     96,106
Taxes on income (Note 4)......................    580,000    383,000     37,000
                                               ---------- ---------- ----------
Net income.................................... $1,063,372 $  704,132 $   59,106
                                               ========== ========== ==========
Income per common share....................... $     0.20 $     0.14 $     0.01
                                               ========== ========== ==========
Weighted average shares outstanding...........  5,209,981  4,989,600  5,008,381
                                               ========== ========== ==========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             LASER TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                           COMMON STOCK    ADDITIONAL             RETAINED
                         -----------------  PAID-IN   TREASURY    EARNINGS
                          SHARES   AMOUNT   CAPITAL     STOCK     (DEFICIT)     TOTAL
                         --------- ------- ---------- ---------  -----------  ----------
Balance, October 1,
 1993................... 5,077,650 $50,777 $9,519,489 $ (17,689) $(1,791,082) $7,761,495
  Stock issued for
   services primarily at
   $4.00 per share......       718       7     64,798       154          --       64,959
  Net income for the
   year.................       --      --         --        --        59,106      59,106
                         --------- ------- ---------- ---------  -----------  ----------
Balance, September 30,
 1994................... 5,078,368  50,784  9,584,287   (17,535)  (1,731,976)  7,885,560
  Net income for the
   year.................       --      --         --        --       704,132     704,132
                         --------- ------- ---------- ---------  -----------  ----------
Balance, September 30,
 1995................... 5,078,368  50,784  9,584,287   (17,535)  (1,027,844)  8,589,692
  Exercised stock op-
   tions................     9,833      98     39,693       --           --       39,791
  Net income for the
   year.................       --      --         --        --     1,063,372   1,063,372
                         --------- ------- ---------- ---------  -----------  ----------
Balance, September 30,
 1996................... 5,088,201 $50,882 $9,623,980 $ (17,535) $    35,528  $9,692,855
                         ========= ======= ========== =========  ===========  ==========



   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Operating activities:
  Net income...............................  $1,063,372  $  704,132  $   59,106
  Adjustments to reconcile net income to
   cash provided by (used in) operating ac-
   tivities:
   Depreciation and amortization...........     184,119     179,620     141,023
   Deferred income taxes...................      (6,000)    257,000       7,000
   Stock issued for services...............         --          --       64,959
   Changes in operating assets and liabili-
    ties:
    Trade accounts receivable..............  (1,106,795)    590,934    (766,563)
    Refundable income taxes................         --          --      108,000
    Inventories............................    (284,029)   (896,209)    254,677
    Other assets...........................    (160,458)        433      14,301
    Accounts payable and accrued expenses..     511,465     127,829      82,821
                                             ----------  ----------  ----------
Cash provided by (used in) operating
 activities................................     201,674     963,739     (34,676)
                                             ----------  ----------  ----------
Investing activities:
  Purchases of property and equipment......    (632,437)    (74,894)   (208,497)
  Purchases of investments.................    (631,117) (2,370,538) (2,684,144)
  Proceeds from sale of investments........   1,801,031   2,058,916   2,811,515
  Patent costs paid........................    (115,761)    (83,573)    (40,582)
                                             ----------  ----------  ----------
Cash provided by (used in) investing activ-
 ities.....................................     421,716    (470,089)   (121,708)
                                             ----------  ----------  ----------
Financing activities:
  Payments on long-term debt...............      (9,463)   (200,129)    (54,628)
  Proceeds from exercise of stock options..      39,791         --          --
                                             ----------  ----------  ----------
Cash provided by (used in) financing activ-
 ities.....................................      30,328    (200,129)    (54,628)
                                             ----------  ----------  ----------
Increase (decrease) in cash and cash equiv-
 alents....................................     653,718     293,521    (211,012)
Cash and cash equivalents, beginning of
 year......................................   1,593,521   1,300,000   1,511,012
                                             ----------  ----------  ----------
Cash and cash equivalents, end of year.....  $2,247,239  $1,593,521  $1,300,000
                                             ==========  ==========  ==========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                            LASER TECHNOLOGY, INC.

                        SUMMARY OF ACCOUNTING POLICIES

PRESENTATION AND PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements presented are those of Laser Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Laser Communications, Inc., Laser Technology, U.S.V.I., and International Measurement and Control Company. All significant intercompany transactions have been eliminated. Laser Technology, Inc. is engaged in the business of developing, manufacturing, and marketing laser based measurement instruments.

USE OF ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, investments, trade accounts receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments.

INVESTMENTS

  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". All marketable equity and debt securities have been categorized as available for sale as the Company does not have the positive intent to hold to maturity or does not intend to trade actively. These securities are stated at fair value which approximates cost.

  At September 30, 1996 and 1995 investments consisted of the following:

                                                             1996       1995
                                                          ---------- ----------
      Current:
        U.S. Government Obligations...................... $  600,000 $2,381,187
      Non-current:
        Municipal Bonds..................................    611,273        --
                                                          ---------- ----------
                                                          $1,211,273 $2,381,187
                                                          ========== ==========

INVENTORIES

  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first out (FIFO) method.

PROPERTY, EQUIPMENT AND DEPRECIATION

  Property and equipment are stated at cost. Depreciation of property and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, primarily from five to seven years.

                            LASER TECHNOLOGY, INC.

                   SUMMARY OF ACCOUNTING POLICIES--CONCLUDED

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totalled $514,000, $363,000 and $273,000 for the years ended September 30, 1996, 1995 and 1994.

TAXES ON INCOME

  Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

INCOME PER SHARE

  Income per share is computed using the weighted average number of common and common equivalent shares outstanding during each period. Common stock options and warrants are included as common stock equivalents when dilutive.

REVENUE RECOGNITION

  Revenue is recognized upon shipment of goods to the customer. The Company's general sales terms allow for a 1% discount in 10 days/net 30 days. Other than to customers deemed creditworthy, international sales primarily require immediate payment or a letter of credit (See Note 6). Royalties and licensing fees are recorded as earned in accordance with specific terms of each license agreement.

STATEMENT OF CASH FLOWS

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 1996 and 1995, cash and cash equivalents included money market and mutual fund accounts of approximately $2,077,000 and $817,000.

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount and the adoption of this statement by the Company is not expected to have an impact on the financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then the statement requires pro-forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be adopted nor its impact on the financial statements. Both statements are effective for fiscal years beginning after December 15, 1995.

                            LASER TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

     Inventories consisted of the following:

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1996       1995
                                                          ---------- ----------
Finished goods........................................... $  710,027 $  499,976
Work-in-process..........................................    785,339    822,649
Raw materials and supplies...............................  1,082,269    970,981
                                                          ---------- ----------
                                                          $2,577,635 $2,293,606
                                                          ========== ==========

2. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                              SEPTEMBER 30,
                                                           --------------------
                                                              1996      1995
                                                           ---------- ---------
Shop equipment............................................ $  691,885 $ 612,548
Office equipment..........................................    479,843   210,371
Leasehold improvements....................................    335,069   206,791
Automobiles...............................................    214,841    98,509
Furniture/fixtures........................................    127,504    49,019
                                                           ---------- ---------
                                                            1,849,142 1,177,238
Less accumulated depreciation and amortization............    735,868   594,524
                                                           ---------- ---------
                                                           $1,113,274 $ 582,714
                                                           ========== =========

  Depreciation expense was $161,877, $163,610 and $130,831 for the years ended September 30, 1996, 1995 and 1994.

3. STOCKHOLDERS' EQUITY

   PUBLIC OFFERING

  During January 1993, the Company completed a public offering consisting of the sale of 1,552,000 units at an offering price of $5.00 per unit. Each unit consisted of one share of the Company's common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock upon the payment of $6.00, subject to adjustment, until January 11, 1998. The redeemable warrants are subject to redemption. The securities comprising the units are currently separate and transferable.

  As part of the public offering, the Company sold to the underwriter nonredeemable warrants to purchase 138,000 units. Each nonredeemable warrant allows for purchase of one share of common stock and one redeemable warrant, upon the payment of $8.25, subject to adjustment, until January 11, 1998. The redeemable warrants exercisable under these underwriter's warrants are exercisable at $9.90 per share and are identical to the redeemable warrants issued with the units under the public offering.

  Additionally, in connection with the offering, the Company sold to an unrelated partnership, 100,000 redeemable warrants at a price of $.10 per warrant.

                            LASER TECHNOLOGY, INC.

 CAPITAL STOCK

  At September 30, 1996, the Company had 3,214,250 common shares reserved or available for issuance as follows:

Common Shares:
  Equity Incentive Plan...............................................   530,000
  Non-Employee Director Stock Option Plan.............................   120,000
  Unqualified stock option agreements.................................   120,000
Warrants:
  Redeemable warrants................................................. 1,652,000
  PRC warrants........................................................   356,250
  Underwriter's nonredeemable warrants................................   276,000
  Laser Partners' warrants............................................   160,000
                                                                       ---------
                                                                       3,214,250
                                                                       =========

 PRC WARRANTS

  Under a previously existing loan agreement, the Company granted Plaza Resources Company ("PRC") the right to purchase specified quantities of defined products at the Company's cost, as well as granting PRC warrants to purchase shares of the Company's stock. The warrant agreement grants PRC the right to purchase a total of 356,250 shares of common stock at $3.00 per share for a ten year period. See summary of accounting policies for treatment of warrants in computation of earnings per share.

 EQUITY INCENTIVE PLAN

  In 1994, the Company terminated its previous Employee Stock Incentive Plan and adopted an Equity Incentive Plan (the "Employee Plan") for the purpose of providing key employees and consultants with added incentives to continue in the service of the Company and to create in such employees and consultants a more direct interest in the future operations of the Company. The Employee Plan permits the grant of stock options, restricted stock awards, stock appreciation rights, stock units and other grants to all of the Company's eligible employees and consultants.

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

  Under the Employee Plan 530,000 shares of the Company's common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. During the year ended September 30, 1996, options to purchase 9,833 shares of common stock were exercised. As of September 30, 1996, options to purchase 506,500 shares of the Company's common stock were outstanding, at exercise prices ranging from $3.50 to $5.25 per share of which 297,584 options were exercisable at September 30, 1996.

                            LASER TECHNOLOGY, INC.

 NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

  In 1994, the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan") for the purpose of providing non-employee directors with added incentives to continue in the service of the Company and a more direct interest in the future operations of the Company.

  Under the terms of the Director Plan, non-employee directors on the effective date of the Director Plan and each non-employee director elected thereafter shall receive options to purchase 30,000 shares of common stock. Stock options are granted at a price not less than 100% of the fair market value on the date the option is granted.

  Under the Director Plan 120,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 1996 options to purchase 120,000 shares of the Company's common stock were outstanding at exercise prices ranging from $3.06 to $4.94 per share of which 60,000 options were exercisable at September 30, 1996.

 UNQUALIFIED STOCK OPTIONS

  In April 1992 the Company granted options to purchase an aggregate of 120,000 shares of its common stock to three employees for services rendered. Under the terms of the options, the employee may exercise his/her options at the price of $3.00 per share over a three year period beginning April 3, 1994, provided that he/she remain employed by the Company. If the Company's common stock is trading at a price greater than $3.00 per share, the Company has the option to purchase up to 50% of the Common Stock acquired by the employee exercising his/her options at a price equal to the difference between the current market price and the exercise price.

  The following is a summary of option activity:

                                 NUMBER    OPTION PRICE
                                OF SHARES   PER SHARE          EXPIRATION
                                --------- -------------- ----------------------
Options outstanding at
 September 30, 1994............  696,250  $3.00 to $4.25
Options granted................   77,250  $3.06 to $4.94       June 2005
Options canceled or expired....  (44,000) $4.25
                                 -------  --------------
Options outstanding at
 September 30, 1995............  729,500  $3.00 to $4.94
Options granted................   37,000  $3.75 to $5.25 Nov. 2005 to Aug 2006
Options exercised..............   (9,833) $3.75 to $4.25
Options canceled or expired....  (10,167) $3.75 to $4.25
                                 -------  --------------
Options outstanding at
 September 30, 1996 ...........  746,500  $3.00 to $5.25 April 1997 to Aug 2006
                                 =======  ==============
Options exercisable at
 September 30, 1996............  477,584  $3.00 to $5.25
                                 =======  ==============

4. TAXES ON INCOME

  For the years ended September 30, 1996, 1995 and 1994 the provision for federal and state income taxes consisted of the following:

                                                        1996      1995    1994
                                                      --------  -------- -------
Current:
  Federal............................................ $541,000  $114,000 $   --
  State..............................................   45,000    12,000     --
Deferred:
  Federal............................................   (6,000)  230,000  33,000
  State..............................................      --     27,000   4,000
                                                      --------  -------- -------
                                                      $580,000  $383,000 $37,000
                                                      ========  ======== =======

                            LASER TECHNOLOGY, INC.

  The Company believes that it is more likely than not that it will realize the deferred tax asset. Therefore, no valuation allowance has been provided.

  A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                        1996      1995    1994
                                                      --------  -------- -------
Income taxes computed at the federal statutory rate.  $559,000  $370,000 $32,000
State income taxes, net of federal benefit..........    42,000     8,000   3,000
Other...............................................   (21,000)    5,000   2,000
                                                      --------  -------- -------
Taxes on income.....................................  $580,000  $383,000 $37,000
                                                      ========  ======== =======

  The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1996    1995
                                                                ------- -------
Future deductions:
  Inventories (Uniform Capitalization Rules)................... $49,000 $31,000
  Other........................................................   3,000  15,000
                                                                ------- -------
                                                                $52,000 $46,000
                                                                ======= =======

5. COMMITMENTS

 EMPLOYMENT AGREEMENTS

  The Company has employee agreements with its President and Vice-President. The agreements which expire in 1997, provide for base salary and increases at the discretion of the Board of Directors. Each employment agreement prohibits the individual from directly or indirectly competing with the Company for a period of three years following termination of employment.

 FACILITY LEASES

  The Company has various operating lease agreements for office and manufacturing facilities that expire through May 31, 2003. Rent expense under operating lease agreements was $119,000, $93,000 and $66,000 for the years ended September 30, 1996, 1995 and 1994.

  As of September 30, 1996 future minimum lease payments under operating lease agreements are as follows:

  1997................................................................. $120,000
  1998.................................................................  111,000
  1999.................................................................  107,000
  2000.................................................................  114,000
  2001.................................................................  122,000
  Thereafter...........................................................  255,000
                                                                        --------
                                                                        $829,000
                                                                        ========

                             LASER TECHNOLOGY, INC.

6. CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF CREDIT RISK

  The Company operates primarily in one industry segment which includes the manufacturing and marketing of laser speed and distance measurement instruments.

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable.

  The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with quality financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

  The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 1996:

Foreign distributors (a)............................................ $1,957,903
State and local municipalities (b)..................................    493,310
U.S. government agencies (c)........................................    156,169
Other receivables...................................................    166,943
                                                                     ----------
                                                                      2,774,325
Less allowance for doubtful accounts................................     10,000
                                                                     ----------
                                                                     $2,764,325
                                                                     ==========

--------
(a) To date, the Company's foreign sales are transacted primarily through distributors. Generally, foreign sales require immediate payment or establishment of a letter of credit. As discussed below, sales to two different foreign distributors individually accounted for 12% of sales in 1996 and 15% of sales in 1994.
(b) The Company's domestic sales of its laser speed instruments have been primarily to state and local law enforcement agencies. These agencies are dispersed across geographic areas.
(c) Domestically, the Company's sales of its laser distance measurement systems have been to U.S. Governmental agencies.

  For the year ended September 30, 1996, one customer accounted for 12% of sales. For the year ended September 30, 1995, no single customer accounted for more than 10% of sales. For the year ended September 30, 1994, sales to one customer accounted for 15% of sales.

  A summary of the Company's sales by geographic area is as follows:

                                                  1996       1995       1994
                                               ---------- ---------- ----------
Foreign sales:
  Asia........................................ $2,187,000 $1,540,000 $  329,000
  Europe (primarily Austria in 1995 and 1994).  1,233,000  1,171,000    964,000
  Canada......................................    552,000    680,000    683,000
  Australia...................................    326,000    124,000    114,000
  Other.......................................    292,777    109,776    266,999
                                               ---------- ---------- ----------
Total foreign sales...........................  4,590,777  3,624,776  2,356,999
Domestic sales................................  4,716,000  4,601,000  2,946,300
                                               ---------- ---------- ----------
                                               $9,306,777 $8,225,776 $5,303,299
                                               ========== ========== ==========

  The Company has no foreign assets.

                             LASER TECHNOLOGY, INC.

7. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                         1996    1995    1994
                                                       -------- ------- -------
Cash paid during the year for:
  Interest............................................ $    860 $13,197 $13,287
  Income taxes........................................  487,161  90,000   1,510
Non-cash investing activities:
  Leasehold improvements acquired in exchange for
   debt...............................................      --      --  202,360
Non-cash financing activities:
  Common stock and treasury stock issued for services.      --      --   64,959

                             LASER TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                 ADDITIONS
                                      BALANCE    CHARGED TO             BALANCE
                                    AT BEGINNING COSTS AND              AT END
                                     OF PERIOD    EXPENSES  DEDUCTIONS OF PERIOD
                                    ------------ ---------- ---------- ---------
Year Ended September 30, 1994......   $10,000      $  --     $   --     $10,000
Year Ended September 30, 1995......    10,000      17,254    (17,254)    10,000
Year Ended September 30, 1996......    10,000         --         --      10,000