Form 10-Q
period 1996-12-31
LASER TECHNOLOGY INC
filed 1997-02-14
CIK 889899

=============================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________



Commission File No. 1-11642



                             LASER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


            IDAHO                                       84-0970494
    -------------------------                       ----------------------
(State or other jurisdiction of                      (I.R.S. employer
    identification number)                      incorporation or organization)

               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 649-1000
                                 --------------
              (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No      .
                                      -----    -----

At February 13, 1997, 4,999,433 shares of common stock of the Registrant were issued and outstanding.

================================================================================

                                     INDEX
                                     -----



                         PART I:  FINANCIAL INFORMATION

                                                                   PAGE
                                                                   ----

Item 1.   FINANCIAL STATEMENTS................................       1

            Consolidated Balance Sheets.......................       1
            Consolidated Statements of Operations.............       3
            Consolidated Statements of Cash Flows.............       4
            Notes to Consolidated Financial Statements........       5

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................       6

            Results of Operations.............................       6
            Liquidity and Capital Resources...................       7


                          PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS...................................       8

Item 2.   CHANGES IN SECURITIES...............................       8

Item 3.   DEFAULTS UPON SENIOR SECURITIES.....................       8

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.       8

Item 5.   OTHER INFORMATION...................................       8

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                  DECEMBER 31,   SEPTEMBER 30,
                                                      1996           1996
                                                  -------------  -------------
                                                   (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                     $ 1,940,996     $ 2,247,239
     Investments                                     1,709,000         600,000
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts               1,829,431       2,764,325
     Inventories                                     2,579,208       2,577,635
     Deferred income tax benefit                        52,000          52,000
     Prepaids and other current assets                 528,527         428,079
                                                    ----------      ----------

          Total Current Assets                       8,639,162       8,669,278
                                                    ----------      ----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                   1,145,329       1,113,274
                                                    ----------      ----------


LONG-TERM INVESTMENTS                                  614,192         611,273
                                                    ----------       ---------

OTHER ASSETS                                           283,523         269,634
                                                    ----------       ---------

          TOTAL ASSETS                             $10,682,206     $10,663,459
                                                   ===========     ===========

        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                    DECEMBER 31,   SEPTEMBER 30,
                                                       1996            1996
                                                   -------------  --------------
                                                    (Unaudited)

CURRENT LIABILITIES
     Accounts payable                                 $   703,569   $   723,178
     Accrued expenses                                     176,158       247,426
                                                      -----------   -----------

          Total Current Liabilities                       879,727       970,604
                                                      -----------   -----------


STOCKHOLDERS' EQUITY
     Common stock, $.01 par value-shares
      authorized 25,000,000; shares issued 5,088,201       50,882        50,882
     Additional paid-in capital                         9,623,980     9,623,980
     Treasury stock at cost, 88,768 shares                (17,535)      (17,535)
     Retained earnings                                    145,152        35,528
                                                      -----------    ----------

          Total Stockholders' Equity                    9,802,479     9,692,855
                                                      -----------    ----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                       $10,682,206   $10,663,459
                                                      ===========   ===========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1996 AND 1995
                                  (Unaudited)



                                DECEMBER 31,   DECEMBER 31,
                                    1996          1995
                                ------------   ------------

NET SALES                         $2,003,356   $2,238,373
LESS COST OF GOODS SOLD              873,413    1,034,233
                                  ----------   ----------

     Gross Profit                  1,129,943    1,204,140

ROYALTY AND LICENSING INCOME         180,660       27,904
                                  ----------   ----------

TOTAL OPERATING INCOME             1,310,603    1,232,044

OPERATING EXPENSES                 1,180,525      891,905
                                  ----------   ----------

INCOME FROM OPERATIONS               130,078      340,139

INTEREST INCOME (NET)                 38,546       51,858
                                  ----------   ----------

INCOME BEFORE TAXES ON INCOME        168,624      391,997
TAXES ON INCOME                       59,000      149,000
                                  ----------   ----------

NET INCOME                        $  109,624   $  242,997
                                  ==========   ==========

INCOME PER COMMON SHARE                 $.02         $.05
                                  ==========   ==========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                      4,999,433    4,989,600
                                  ==========   ==========


        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
                             AND DECEMBER 31, 1995
                                  (Unaudited)



                                                    DECEMBER 31,   DECEMBER 31,
                                                        1996           1995
                                                    -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   109,624     $  242,997
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                           42,900         45,076
  Deferred income taxes                                        -         (7,000)
Changes in operating assets and liabilities:
  Trade accounts receivable                              934,894       (260,493)
  Inventories                                             (1,573)        30,275
  Other assets                                          (100,448)      (198,016)
  Accounts payable and accrued expenses                  (90,877)       495,481
                                                     -----------     ----------

Net cash provided by operating activities                894,520        348,320
                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in investments                             (1,111,919)       (28,611)
  Patent costs paid                                      (16,289)       (13,320)
  Purchases of property and equipment                    (72,555)       (62,720)
                                                     -----------     ----------

Net cash used in investing activities                 (1,200,763)      (104,651)
                                                     -----------     ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (306,243)       243,669
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                            2,247,239      1,593,521
                                                     -----------     ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                          $ 1,940,996     $1,837,190
                                                     ===========     ==========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Information for the three months ended December 31, 1996 is unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   BASIS OF PRESENTATION

     The consolidated financial statements presented are those of Laser Technology, Inc. and its wholly-owned subsidiaries, Laser Communications, Inc., Laser Technology, U.S.V.I., and International Measurement and Control Company. Laser Technology, Inc. is presently engaged in the business of developing, manufacturing and marketing laser based measurement instruments.

     In the opinion of Management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated results of operations for the three month periods ended December 31, 1996 and 1995, (b) the consolidated financial position at December 31, 1996 and September 30, 1996, and (c) the consolidated statement of cash flows for the three month periods ended December 31, 1996 and 1995. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND THREE MONTHS ENDED DECEMBER 31, 1995


     The following table sets forth, for the three month fiscal periods ended December 31, 1996 and 1995, the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        THREE MONTHS ENDED
                                                           DECEMBER 31,
                                                    --------------------------
                                                        1996          1995
                                                    ------------  ------------
 Net sales......................................          100%          100%
 Cost of goods sold.............................           44            46
                                                     ----------    ----------
 Gross profit...................................           56            54
 Royalty and licensing income...................            9             1
                                                     ----------    ----------
 Total operating income.........................           65            55
 Operating expenses.............................           59            40
                                                     ----------    ----------
 Income from operations.........................            6            15
 Interest income, net...........................            2             2
                                                     ----------    ----------
 Income before taxes on income..................            8            17
 Taxes on income................................            3             6
                                                     ----------    ----------
 Net income.....................................            5%           11%
                                                     ==========    ==========

REVENUES

 The following table provides a breakdown of the percentage of net sales of the Company's primary product lines.


                                                           THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                        -----------------------
                                                          1996          1995
                                                        ----------    ----------
 TRAFFIC SAFETY SYSTEMS........................        $  965,058    $1,455,620
 Percentage of revenues........................                48%           65%

 SURVEY AND MAPPING SYSTEMS....................           940,831       729,258
 Percentage of revenues........................                47%           33%

 OTHER.........................................            97,467        53,495
 Percentage of revenues........................                 5%            2%
                                                        ---------     ---------
  Total Revenues..............................         $2,003,356    $2,238,373
                                                       ==========    ==========

     Net sales for the first quarter ended December 31, 1996 ("1996") fell 11% to $2,003,356 from $2,238,373 for the first quarter ended December 31, 1995 ("1995"), the result of slower international sales of the Company's Marksman hand-held laser speed detection system, part of the Company's Traffic Safety product line. As a percentage of net sales, Traffic Safety sales accounted for 48% in 1996 compared to 65% in 1995. The decrease in sales of the Company's Traffic Safety products was partially offset by increased sales of the Company's Survey and Mapping products. Sales of the Company's Survey and Mapping products rose 29% to $940,831 in 1996 from $729,258 in 1995 due to sales of the Impulse, newly introduced late in fiscal 1996, and increased sales volumes of the Company's Criterion hand-held survey lasers. During the period ended December 31, 1996, the Company also delivered its first order for industrial laser sensors pursuant to its contract with Telemotive Industrial Controls.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (CONTINUED)

     The Company experiences quarterly fluctuations in international revenues due to the placement of typically large orders for the Company's Traffic Safety products. Despite a slowing of international Traffic Safety sales in the 1996 period, international sales equalled 46% of total sales for both years due to increased foreign sales of the Company's Survey and Mapping products in 1996. Management anticipates that foreign sales of the Company's products will continue to comprise a significant portion of its revenues.

     Cost of goods sold decreased 15% to $873,413 in 1996 from $1,034,233 in 1995, the result of lower sales and reduced manufacturing costs related to the re-engineering and introduction of second generation products. Because of reduced manufacturing costs, gross profit as a percentage of net sales improved to 56% for the 1996 period, compared to 54% for the same period a year ago. The Company anticipates that gross profit margins in most international markets will continue to remain consistent with those realized domestically for the Company's current product lines. However, the Company believes that gross profit margins on high volume international sales of its hand-held Marksman laser speed detection systems may be less than those realized domestically due to certain pricing structures on large volume orders. The Company continues to minimize the effect of currency fluctuations by requiring payment in U.S. funds.

     Royalties from sales of the Yardage Pro (formerly the Lytespeed) laser range finder, related to the Company's royalty and licensing Agreement with Bushnell, were $180,660 in 1996 compared to $27,904 earned in the comparable 1995 period when initial production of the Yardage Pro began. Management believes that Royalties received from Bushnell will continue to have a positive impact on the Company's results of operations, although there is no assurance of this.

     Total operating expenses rose approximately 30% to $1,180,525 in 1996 from $891,905 in 1995. As a percentage of net sales, the Company's total operating expenses were 59% in 1996 compared to 40% in 1995. The costs associated with building a direct sales force centered around the Company's domestic Traffic Safety market, including increased compensation expense, and higher advertising and travel expenses related to accelerated marketing efforts over the previous year, comprised the majority of the increase in total operating expenses in 1996 as compared to the 1995 period. The Company anticipates that operating expenses will continue to increase to support the Company's continued growth.

     Income from operations was $130,078 in 1996 as compared to $340,139 in 1995. Increased royalty and licensing income partially offset the decrease in sales and increased operating expenses in 1996. Combined with interest income earned on investments, the Company had pretax income of $168,624 in 1996 compared to pretax income of $391,997 in 1995. After taxes on income, the Company realized a decrease in net income to $109,624, or $.02 per share, compared to net income of $242,997, or $.05 per share, for the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, the Company had working capital of $7,759,435. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

     Cash provided by operating activities of $894,520 for the three month period ended December 31, 1996 resulted from a decrease of $934,894 in trade accounts receivable and net income of $109,624 for the period less $100,448 expended to increase other assets. Cash used in investing activities of $1,200,763 related primarily to the purchase of investments and property and equipment. Cash and cash equivalents decreased $306,243 for the 1996 period.

     For the three month period ended December 31, 1995, cash provided by operating activities was $348,320. Net income of $242,997 combined with an increase of $495,481 in accounts payable and accrued expenses was used to finance an increase in accounts receivable and other assets of $458,509. Cash used in investing activities of $104,651 was used primarily for the purchases of property and equipment and patent costs. Cash and cash equivalents increased $243,669 for the 1995 period.

     Pursuant to the Company's rights for additional expansion space under its current lease agreement, the Company elected to further expand its facilities to provide additional office and production space. In December 1996, the Company added office space to house its wholly-owned subsidiary, Laser Communications, Inc., adjacent to the Company's current

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (CONCLUDED)

machine shop facility. In February 1997, the Company intends to further expand its current office and production facilities. Management believes that the capital invested as a result of the expansion of its facilities will not have a material impact on the Company's current working capital or results of operations. Additionally, the Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future.

OTHER

     Management believes that the Company's business centered around its Traffic Safety product line is not seasonal in nature. However, due to fiscal budgeting practices of foreign and domestic law enforcement agencies, sales of the Company's Traffic Safety products may vary between financial periods. Historically, the Company has realized a small decline in sales of its Survey and Mapping products in areas affected by colder weather in the winter months. Management believes that the expansion of the Company's Survey and Mapping product line and penetration into new markets has mitigated seasonal effects on sales of this business segment.

     The Company believes that it will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on the Company's operations or financial condition throughout the predictable future.

RISK FACTORS AND CAUTIONARY STATEMENTS

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as the words or phrases "believes", "to be", "will depend", "will become" and "plans to" or similar expressions. The Company wishes to advise readers that the forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the Company's ability to gain market acceptance of its new products; competitive pressures; potential changes in the budgets of federal and state agencies; and compliance with current and possible future FDA or environmental regulations.

                          PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        This Item is not applicable to the Company.

ITEM 2. CHANGES IN SECURITIES

        This Item is not applicable to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1996.

ITEM 5. OTHER INFORMATION

        This Item is not applicable to the Company.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASER TECHNOLOGY, INC.
                             ----------------------
                             7070 SOUTH TUCSON WAY
                          ENGLEWOOD,  COLORADO  80112



Date:February 13, 1997                 By /s/ Pamela Sevy
     -----------------                    ----------------------
                                          Pamela Sevy
                                          Chief Financial Officer



Date:February 13, 1997                 By /s/ David Williams
     -----------------                    -----------------------
                                          David Williams
                                          President and Chief Executive Officer