Form 10-Q
period 1997-03-31
LASER TECHNOLOGY INC
filed 1997-05-14
CIK 889899

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________



Commission File No. 1-11642



                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


            IDAHO                                      84-0970494
------------------------------               ------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
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
                                       ---      ---

At May 12, 1997, 4,999,433 shares of common stock of the Registrant were outstanding.

================================================================================

                                     INDEX
                                     -----


                        PART I:  FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----

 Item 1.  FINANCIAL STATEMENTS......................................  1


            Consolidated Balance Sheets.............................  1
            Consolidated Statements of Income.......................  3
            Consolidated Statements of Cash Flows...................  4
            Notes to Consolidated Financial Statements..............  5


 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................  6


            Results of Operations...................................  6
            Liquidity and Capital Resources.........................  8


                          PART II:  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS......................................... 10

Item 2.   CHANGES IN SECURITIES..................................... 10

Item 3.   DEFAULTS UPON SENIOR SECURITIES........................... 10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 10

Item 5.   OTHER INFORMATION......................................... 10

                        PART I.  FINANCIAL INFORMATION
                        ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS


                                                    MARCH 31,    SEPTEMBER 30,
                                                      1997           1996
                                                  -------------  -------------
                                                   (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                     $ 2,199,301     $ 2,247,239
     Investments                                     1,200,000         600,000
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts               1,968,396       2,764,325
     Inventories                                     2,613,134       2,577,635
     Deferred income tax benefit                        43,000          52,000
     Prepaids and other current assets                 553,244         428,079
                                                   -----------     -----------

          Total Current Assets                       8,577,075       8,669,278
                                                   -----------     -----------


PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                   1,232,854       1,113,274
                                                   -----------     -----------

LONG-TERM INVESTMENTS                                  606,040         611,273
                                                   -----------     -----------

OTHER ASSETS                                           293,699         269,634
                                                   -----------     -----------

          TOTAL ASSETS                             $10,709,668     $10,663,459
                                                   ===========     ===========




        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      MARCH 31,    SEPTEMBER 30,
                                                        1997            1996
                                                    -------------  -------------
                                                     (Unaudited)

CURRENT LIABILITIES
 Accounts payable                                    $   681,102    $   723,178
 Accrued expenses                                        115,904        247,426
                                                     -----------    -----------

   Total Current Liabilities                             797,006        970,604
                                                     -----------    -----------



STOCKHOLDERS' EQUITY
 Common stock, $.01 par value-shares
  authorized 25,000,000; shares issued 5,088,201          50,882         50,882
 Additional paid-in capital                            9,623,980      9,623,980
 Treasury stock at cost, 88,768 shares                   (17,535)       (17,535)
 Retained earnings                                       255,335         35,528
                                                     -----------    -----------

   Total Stockholders' Equity                          9,912,662      9,692,855
                                                     -----------    -----------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                             $10,709,668    $10,663,459
                                                     ===========    ===========


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)




                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                              MARCH 31,                        MARCH 31,
                                       -----------------------          -----------------------
                                          1997         1996                1997         1996
                                       ----------   ----------          ----------   ----------
NET SALES                              $4,338,274   $4,750,848          $2,334,918   $2,512,475
LESS COST OF GOODS SOLD                 1,930,618    2,041,375           1,057,205    1,007,142
                                       ----------   ----------          ----------   ----------

 Gross Profit                           2,407,656    2,709,473           1,277,713    1,505,333

ROYALTY AND LICENSING INCOME              262,057      112,075              81,397       84,171
                                       ----------   ----------          ----------   ----------

TOTAL OPERATING INCOME                  2,669,713    2,821,548           1,359,110    1,589,504

OPERATING EXPENSES                      2,410,859    1,956,023           1,230,334    1,064,118
                                       ----------   ----------          ----------   ----------

INCOME FROM OPERATIONS                    258,854      865,525             128,776      525,386

INTEREST INCOME, NET                       81,953      118,622              43,407       66,764
                                       ----------   ----------          ----------   ----------

INCOME BEFORE TAXES ON INCOME             340,807      984,147             172,183      592,150
TAXES ON INCOME                           121,000      380,000              62,000      231,000
                                       ----------   ----------          ----------   ----------

NET INCOME                             $  219,807   $  604,147          $  110,183   $  361,150
                                       ==========   ==========          ==========   ==========

INCOME PER COMMON SHARE                      $.04         $.12                $.02         $.07
                                       ==========   ==========          ==========   ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                            4,999,433    5,221,400           4,999,433    5,179,800
                                       ==========   ==========          ==========   ==========


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE SIX MONTHS ENDED MARCH 31, 1997
                              AND MARCH 31, 1996
                                  (Unaudited)


                                                       MARCH 31,     MARCH 31,
                                                         1997          1996
                                                      ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  219,807    $  604,147
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                           93,113        93,373
  Deferred income taxes                                    9,000        (7,000)
Changes in operating assets and liabilities:
  Trade accounts receivable                              795,929      (394,683)
  Inventories                                            (35,499)      129,183
  Other assets                                          (125,165)      (58,495)
  Accounts payable and accrued expenses                 (173,598)      429,703
                                                      ----------    ----------

Net cash provided by operating activities                783,587       796,228
                                                      ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                    (594,767)    1,177,820
  Patent costs paid                                      (30,178)      (43,493)
  Purchases of property and equipment                   (206,580)     (246,095)
                                                      ----------    ----------

Net cash provided by (used in) investing activities     (831,525)      888,232
                                                      ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of stock options                                    -        26,688
                                                      ----------    ----------

Net cash provided by financing activities                      -        26,688
                                                      ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (47,938)    1,711,148

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                            2,247,239     1,593,521
                                                      ----------    ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                           $2,199,301    $3,304,669
                                                      ==========    ==========



        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      (Information for the six months ended March 31, 1997 is unaudited)


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

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated results of operations for the three and six month periods ended March 31, 1997 and 1996, (b) the consolidated financial position at March 31, 1997 and September 30, 1996, and (c) the consolidated statement of cash flows for the six month periods ended March 31, 1997 and 1996. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - NEW ACCOUNTING PRONOUNCEMENTS

     On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than previously provided under Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share. SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

NOTE 3 - SUBSEQUENT EVENTS

     In April 1997, 120,000 shares of common stock were issued to three employees, at $3.00 per share, under the terms of unqualified options previously granted in April 1992. Concurrent with the exercise of these options such shares were purchased by the Company at fair market value and recorded as Treasury Stock.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

     For the three and six month fiscal periods ended March 31, 1997 and 1996, the following table provides the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                     SIX MONTHS ENDED   THREE MONTHS ENDED
                                         MARCH 31,          MARCH 31,
                                      ---------------     -------------

                                      1997       1996     1997     1996
                                      ----       ----     ----     ----
Net sales                              100%      100%      100%     100%
Cost of goods sold                      44        43        45       40
                                      ----      ----      ----     ----
Gross profit                            56        57        55       60
Royalty and licensing income             6         2         3        3
                                      ----      ----      ----     ----
Total operating income                  62        59        58       63
Operating expenses                      56        41        52       42
                                      ----      ----      ----     ----
Income from operations                   6        18         6       21
Interest income, net                     2         3         2        3
                                      ----      ----      ----     ----
Income before taxes on income            8        21         8       24
Taxes on income                          3         8         3        9
                                      ----      ----      ----     ----
Net income                               5%       13%        5%      15%
                                      ====      ====      ====     ====

REVENUES

    The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                           SIX MONTHS ENDED                          THREE MONTHS ENDED
                                               MARCH 31,                                 MARCH 31,
                                    -----------------------------              -----------------------------
                                       1997               1996                    1997               1996
                                    ----------         ----------              ----------         ----------
TRAFFIC SAFETY SYSTEMS              $2,025,408         $2,357,401              $1,060,350         $  901,781
Percentage of revenues                      47%                49%                     46%                36%

SURVEY AND MAPPING SYSTEMS           1,905,474          1,557,797                 964,643            828,539
Percentage of revenues                      44%                33%                     41%                33%

DAS100 SHIP DOCKING AID SYSTEMS        252,596            763,930                 243,750            710,435
Percentage of revenues                       6%                16%                     10%                28%

OTHER                                  154,796             71,720                  66,175             71,720
Percentage of revenues                       3%                 2%                      3%                 3%

     Total Revenues                 $4,338,274         $4,750,848              $2,334,918         $2,512,475
                                    ==========         ==========              ==========         ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

    Total revenues for the second quarter ended March 31, 1997 ("1997") decreased 7% to $2,334,918 from $2,512,475 realized in the second quarter ended March 31, 1996 ("1996"). Revenues for the first six months of 1997 were $4,338,274 compared to $4,750,848 for the first six months of 1996 representing a 9% decrease in revenues from the previous year. The decrease in sales is primarily due to lower sales of the Company's DAS100 ship docking aid sensors. DAS100 sales were $763,930 during the first half of fiscal 1996 compared to $252,596 realized during the first six months of 1997. During the 1996 second quarter the Company realized significant sales of it's DAS100 ship docking aid systems pursuant to the completion of its contract with Lockheed Martin. Management expects that sales of its DAS100 will greatly fluctuate between financial periods due to the specialized application of its DAS100 systems within the maritime industry.

    Despite lower DAS100 sales, overall Traffic Safety sales during the 1997 second quarter rose to $1,060,350 from $901,781 representing an 18% increase from the previous year due to improved distribution of the Company's Traffic Safety products. Sales of the Company's Survey and Mapping products also rose 16% to $964,643 in the 1997 second quarter from $828,539 for the comparable 1996 period resulting from increased volume sales of the Company's second generation Impulse surveying product line. Traffic Safety sales for the first half of 1997 were $2,025,408 compared to $2,357,401 in 1996 due to slower international sales of the Company's hand-held Marksman during the 1997 first quarter. Survey and Mapping sales rose 22% to $1,905,474 for the first half of 1997 compared to $1,557,797 in 1996 due to increased sales of the Company's Impulse and Criterion hand-held survey lasers.

    International sales comprised 34% and 40% of net sales for the second quarter and first six months of 1997 as compared to 33% and 39% for the corresponding 1996 periods. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Foreign sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

    Gross profit as a percentage of net sales was 55% and 56% for the second quarter and first six months of 1997, compared to 60% and 57% for the second quarter and first six months of 1996. Lower gross profit margins realized during the 1997 second quarter as compared to the previous year were due to sales of the Company's DAS100 ship docking aid sensors realized during the 1996 second quarter at higher margins. DAS100 sales generally provide higher gross profit margins as compared to the Company's Traffic Safety and Survey and Mapping product lines.

    Royalties related to the Company's agreement with Bushnell on sales of the Yardage Pro laser range-finder were $81,397 in the 1997 second quarter, increasing total royalty income earned during the 1997 first half to $262,057 compared to $112,075 realized during the first six months of 1996. Management believes that Royalties received from Bushnell will continue to have a positive impact on the Company's results of operations.

    Total operating expenses increased approximately 16% to $1,230,334 for the second quarter of 1997 from $1,064,118 for the comparable 1996 period, and approximately 23% to $2,410,859 for the first six months of 1997 compared to $1,956,023 for the first six months of 1996. As a percentage of net sales, total operating expenses rose from 42% for the second quarter of 1996 to 52% for the second quarter of 1997, and from 41% for the first six months of 1996 to 56% for the first six months of 1997. The costs associated with building a direct sales force centered around the Company's domestic Traffic Safety business, including increased compensation expense, and higher advertising and travel expenses related to accelerated marketing efforts over the previous year, comprised the majority of the increase in total operating expenses in the 1997 periods as compared to 1996. Management expects that operating expenses will continue to increase to support the Company's continued growth.

    Income from operations was $128,776 for the 1997 second quarter compared to $525,386 for the second quarter of 1996. Royalties received from Bushnell partially offset the decrease in sales and increased operating expenses in the 1997 period. Combined with income earned on investments, the Company realized income before taxes on income of $172,183 for the 1997 second quarter compared to income before taxes on income of $592,150 for the comparable 1996 period. After taxes on income, the Company realized net income of $110,183, or $.02 per share for the 1997 second quarter, compared to $361,150, or $.07 per share, for the 1996 second quarter. When combined with net income from the first quarter of 1997, the Company realized net income of $219,807 for the first six months of 1997, or $.04 per share, as compared with net income of $604,147, or $.12 per share, for the first six months of 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 1997, the Company had working capital of $7,780,069. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

    For the six month period ended March 31, 1997, cash provided by operating activities of $783,587 was primarily attributable to net income of $219,807 for the period combined with cash of $795,929 from reduced trade accounts receivable. Cash decreases included $209,097 which was used to decrease accounts payable and accrued expenses and expand inventory to meet anticipated sales demand. Cash used in investing activities of $831,525 primarily related to the reinvestment of unused cash reserves of $594,767 into short-term investments and $206,580 which was used for leasehold improvements and capital expenditures related to expansion of the Company's facilities. Cash and cash equivalents decreased $47,938 for the six months ended March 31, 1997.

    For the six month period ended March 31, 1996, cash provided by operating activities was $796,228. Net income of $604,147 combined with an increase of $429,703 in accounts payable and accrued expenses was used to finance an increase in accounts receivable and other assets of $453,178. Cash provided by investing activities of $888,232 was primarily attributable to proceeds from the sale of marketable securities of which $246,095 was used for the purchase of property and equipment. Cash flows of $26,688, provided by financing activities, resulted from proceeds received from the exercise of employee options pursuant to the Company's Equity Incentive Plan. Cash and cash equivalents increased $1,711,148 for the 1996 period.

    Pursuant to the Company's rights for additional expansion space under its current lease agreements, the Company has elected to further expand its facilities to provide additional office and production space. In December 1996, the Company added office space to house its wholly-owned subsidiary, Laser Communications, Inc., adjacent to the Company's machine shop facility. In February 1997, the Company further expanded its office and production facilities. The Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future, and, that the capital invested to expand its facilities will not have a material impact on the Company's current working capital or results of operations.

OTHER

    Management believes that the Company's business centered around its Traffic Safety product line is not seasonal in nature. However, due to fiscal budgeting practices of foreign and domestic law enforcement agencies, sales of the Company's Traffic Safety products may vary between financial periods. Historically, the Company has realized a small decline in sales of its Survey and Mapping products in areas affected by colder weather in the winter months. Management believes that the expansion of the Company's Survey and Mapping product line and penetration into new markets has mitigated seasonal effects on sales of this business segment. Additionally, due to the sophisticated nature of the Company's DAS100 ship docking aid systems, Management expects sales of these systems to greatly fluctuate between financial periods.

NEW ACCOUNTING PRONOUNCEMENTS

    On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating earnings per share than previously provided under Accounting Principles Board Opinion (APB) No. 15, "Earnings Per Share. SFAS 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. The Company will adopt SFAS No. 128 in fiscal 1998 and its implementation is not expected to have a material effect on the consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONCLUDED)


RISK FACTORS AND CAUTIONARY STATEMENTS

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FDA or environmental regulations, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                                   PART II.


ITEM 1. LEGAL PROCEEDINGS

        This Item is not applicable to the Company.

ITEM 2. CHANGES IN SECURITIES

        This Item is not applicable to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On Tuesday, February 18, 1997, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Denver Mariott Southeast, Denver, Colorado. At the Meeting, the following incumbent directors were elected by the indicated vote to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.


          NOMINEE                   FOR     WITHHELD
          -------                ---------  --------

          David Williams         4,468,994    12,302
          Jeremy G. Dunne        4,469,124    12,172
          F. James Lynch         4,466,674    14,622
          William R. Carr        4,466,574    14,722
          Dan N. Grothe          4,467,174    14,122
          Richard B. Sayford     4,468,974    12,322
          H. DeWorth Williams    4,466,744    14,552

        In addition to the election of directors, the following business was brought before and voted upon at the Annual Meeting of Stockholders:

        (a) Stockholders approved the proposed plan to merge the Company with and into Laser Technology, Inc., a newly formed Delaware corporation, for the sole purpose of changing the corporate domicile of the Company from the State of Idaho to Delaware. Under the plan, Laser Technology-Delaware will be the surviving corporate entity and the Company's Idaho corporate entity shall cease to exist. Stockholders of Laser Technology-Delaware will be entitled to the same stockholder rights and preferences as they currently have. Stockholders of the Company's common stock at the effective time of the merger will be entitled to receive one share of Laser Technology-Delaware common stock in exchange for each share of the Company's common stock owned. The proposal to effect the merger to change the corporate domicile to the State of Delaware was approved by a vote of 2,630,839 for, 59,821 against, 8,525 abstaining and 1,782,111 not voted. Stockholders not voting for approval of the proposed merger are entitled to dissenters rights as provided by the laws of the State of Idaho.

        (b) Stockholders also ratified the appointment of BDO Seidman, LLP as independent auditors for the Company's fiscal year ending September 30, 1997 by a vote of 4,461,546 for, 5,600 against, and 14,150 abstaining.

ITEM 5. OTHER INFORMATION

        This Item is not applicable to the Company.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 SOUTH TUCSON WAY
                          ENGLEWOOD,  COLORADO  80112



Date: May 12, 1997                      By /s/ Pamela Sevy
      --------------                       ----------------------
                                           Pamela Sevy
                                           Chief Financial Officer



Date: May 12, 1997                      By /s/ David Williams
      --------------                       -------------------------------------
                                           David Williams
                                           President and Chief Executive Officer