Form 10-Q
period 1997-06-30
LASER TECHNOLOGY INC
filed 1997-08-14
CIK 889899

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

           (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________



Commission File No. 1-11642



                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                        84-0970494
   ---------------------                              -----------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
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

At August 13, 1997, 4,998,351 shares of common stock of the Registrant were outstanding.

================================================================================

                                     INDEX
                                     -----



                        PART I:  FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----

 Item 1.  FINANCIAL STATEMENTS..............................................  1

            Consolidated Balance Sheets.....................................  1
            Consolidated Statements of Operations...........................  3
            Consolidated Statements of Cash Flows...........................  4
            Consolidated Statements of Stockholders' Equity.................  5
            Notes to Consolidated Financial Statements......................  6


 Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................  8

            Results of Operations...........................................  8
            Liquidity and Capital Resources.................................  9



                          PART II:  OTHER INFORMATION


 Item 1.  LEGAL PROCEEDINGS.................................................  10

 Item 2.  CHANGES IN SECURITIES.............................................  10

 Item 3.  DEFAULTS UPON SENIOR SECURITIES...................................  10

 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............  10

 Item 5.  OTHER INFORMATION.................................................  10

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                    ASSETS

                                                    JUNE 30,    SEPTEMBER 30,
                                                      1997          1996
                                                  ------------  -------------
                                                  (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                   $  1,209,313    $  2,247,239
     Investments                                    1,240,363         600,000
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts              2,464,530       2,764,325
     Inventories                                    2,672,444       2,577,635
     Deferred income tax benefit                       43,000          52,000
     Prepaids and other current assets                578,087         428,079
                                                 ------------    ------------

          Total Current Assets                      8,207,737       8,669,278
                                                 ------------    ------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                  1,306,444       1,113,274
                                                 ------------    ------------

LONG-TERM INVESTMENTS                                 616,358         611,273
                                                 ------------    ------------

OTHER ASSETS                                          347,437         269,634
                                                 ------------    ------------

          TOTAL ASSETS                           $ 10,477,976    $ 10,663,459
                                                 ============    ============


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        JUNE 30,    SEPTEMBER 30,
                                                          1997           1996
                                                      ------------  --------------
                                                       (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                 $   561,574     $   723,178
     Accrued expenses                                     119,763         247,426
                                                      -----------     -----------

         Total Current Liabilities                        681,337         970,604
                                                      -----------     -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value-shares
      authorized 2,000,000; shares issued none                  -               -
     Common stock, $.01 par value-shares
      authorized 25,000,000; shares issued
      5,208,201 and 5,088,201                              52,082          50,882
     Additional paid-in capital                         9,622,780       9,623,980
     Treasury stock at cost, 209,850 and
      88,768 shares                                      (141,457)        (17,535)
     Retained earnings                                    263,234          35,528
                                                      -----------     -----------

         Total Stockholders' Equity                     9,796,639       9,692,855
                                                      -----------     -----------

         TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                        $10,477,976     $10,663,459
                                                      ===========     ===========




        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                            JUNE 30, 1997 AND 1996
                                  (Unaudited)


                                           NINE MONTHS ENDED                THREE MONTHS ENDED
                                                JUNE 30,                          JUNE 30,
                                        -----------------------          ------------------------
                                           1997         1996                1997          1996
                                        ----------   ----------          ----------    ----------
NET SALES                               $6,335,002   $6,396,571          $1,996,728    $1,645,724
LESS COST OF GOODS SOLD                  2,783,429    2,789,545             852,811       748,170
                                        ----------   ----------          ----------    ----------

      Gross Profit                       3,551,573    3,607,026           1,143,917       897,554

ROYALTY AND LICENSING INCOME               453,284      213,929             191,227       101,853
                                        ----------   ----------          ----------    ----------

TOTAL OPERATING INCOME                   4,004,857    3,820,955           1,335,144       999,407

OPERATING EXPENSES                       3,775,513    2,957,152           1,364,654     1,001,129
                                        ----------   ----------          ----------    ----------

INCOME (LOSS) FROM OPERATIONS              229,344      863,803             (29,510)       (1,722)

INTEREST INCOME, NET                       123,362      169,296              41,409        50,674
                                        ----------   ----------          ----------    ----------

INCOME BEFORE TAXES ON INCOME              352,706    1,033,099              11,899        48,952
TAXES ON INCOME                            125,000      393,000               4,000        13,000
                                        ----------   ----------          ----------    ----------

NET INCOME                              $  227,706   $  640,099          $    7,899    $   35,952
                                        ==========   ==========          ==========    ==========

INCOME PER COMMON SHARE                 $      .04   $      .12          $     .002    $      .01
                                        ==========   ==========          ==========    ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                              4,998,351   5,172,795           4,998,351     5,347,854
                                        ===========  ==========          ==========    ==========


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 1997
                               AND JUNE 30, 1996
                                  (Unaudited)


                                                         JUNE 30,      JUNE 30,
                                                           1997          1996
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $   227,706    $  640,099
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                            145,170       145,858
  Deferred income taxes                                      9,000           526
Changes in operating assets and liabilities:
  Trade accounts receivable                                299,796       136,715
  Inventories                                              (94,809)     (519,606)
  Other assets                                            (150,008)     (224,442)
  Accounts payable and accrued expenses                   (289,267)      391,315
                                                       -----------    ----------

Net cash provided by operating activities                  147,588       570,465
                                                       -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                      (645,448)      575,381
  Patent costs paid                                        (89,474)      (69,878)
  Purchases of property and equipment                     (326,670)     (411,534)
                                                       -----------    ----------

Net cash provided by (used in) investing activities     (1,061,592)       93,969
                                                       -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Treasury stock acquired                                 (123,922)            -
  Exercise of stock options                                      -        39,791
                                                       -----------    ----------

Net cash provided by (used in) financing activities       (123,922)       39,791
                                                       -----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (1,037,926)      704,225

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              2,247,239     1,593,521
                                                       -----------    ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                            $ 1,209,313    $2,297,746
                                                       ===========    ==========

        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1997

       (Information for the nine months ended June 30, 1997 is unaudited)



                                                COMMON STOCK         ADDITIONAL
                                          ------------------------    PAID-IN      TREASURY    RETAINED
                                             SHARES       AMOUNT      CAPITAL       STOCK      EARNINGS      TOTAL
                                          -------------  ---------  -----------  -----------  ----------  -----------

Balance, September 30, 1996                  5,088,201    $50,882   $9,623,980    $ (17,535)  $  35,528    $9,692,855
  Concurrent exercise of stock options
   and purchase of treasury stock              120,000      1,200       (1,200)    (120,000)                 (120,000)
  Purchase of treasury stock                                                         (3,922)                   (3,922)
  Net income for the period                         --         --           --           --     227,706       227,706
                                             ---------    -------   ----------    ---------   ---------    ----------
Balance, June 30, 1997                       5,208,201    $52,082   $9,622,780    $(141,457)  $ 263,234    $9,796,639
                                             =========    =======   ==========    =========   =========    ==========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Information for the nine months ended June 30, 1997 is unaudited)


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

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated results of operations for the three and nine month periods ended June 30, 1997 and 1996, (b) the consolidated financial position at June 30, 1997 and September 30, 1996, and (c) the consolidated statement of cash flows for the nine month periods ended June 30, 1997 and 1996, and (d) the consolidated statement of stockholders' equity for the nine month period ended June 30, 1997. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1996. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCKHOLDERS' EQUITY

     Effective May 30, 1997, Laser Technology, Inc, an Idaho corporation ("Laser Technology-Idaho"), was merged into a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware"), with Laser Technology-Idaho ceasing to exist, for the principal purposes of (a) changing the corporate domicile of the Company from the State of Idaho to Delaware, and
(b) to adopt certain changes to the Company's corporate charter. The transaction was accounted for as a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology-Delaware had no operations prior to the merger. Stockholders of Laser Technology-Delaware received the same number of shares of common stock as previously held in Laser Technology-Idaho.

     Preferred Stock

     Laser Technology-Delaware is authorized to issue 2,000,000 shares of preferred stock by action of the Company's Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend rights, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restrictions of any unissued series of preferred stock and the number of shares constituting such series. The Company has no current plans to issue any preferred stock.

     Treasury Stock

     (a) In connection with the Company's merger into Delaware, stockholders objecting to the proposed merger were entitled to the right to dissent and appraisal rights of stockholders as allowed by Idaho law. Upon completion of the merger, the Company purchased the dissenting stockholders stock. Cumulatively, nine shareholders, representing 1,082 shares of the Company's common stock, exercised their right to dissent and received $3,922 in total which has been recorded as Treasury Stock.

     (b) In April 1997, 120,000 shares of common stock were issued to three employees, at $3.00 per share, under a cashless exercise of unqualified options previously granted in April 1992. Concurrent with the exercise of these options such shares were purchased by the Company at fair market value and recorded as Treasury Stock.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     The following table sets forth, for the three and nine month fiscal periods ended June 30, 1997 and 1996, the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                    NINE MONTHS ENDED   THREE MONTHS ENDED
                                         JUNE 30,           JUNE 30,
                                    -----------------   ------------------

                                     1997      1996       1997      1996
                                     ----      ----       ----      ----
Net sales                             100%      100%       100%      100%
Cost of goods sold                     44        44         43        45
                                     ----      ----       ----      ----
Gross profit                           56        56         57        55
Royalty and licensing income            7         3         10         6
                                     ----      ----       ----      ----
Total operating income                 63        59         67        61
Operating expenses                     59        46         68        61
                                     ----      ----       ----      ----
Income (loss) from operations           4        13         (1)        -
Interest income, net                    2         3          2         3
                                     ----      ----       ----      ----
Income before taxes on income           6        16          1         3
Taxes on income                         2         6          -         1
                                     ----      ----       ----      ----
Net income                              4%       10%         1%        2%
                                     ====      ====       ====      ====

REVENUES

    The following table provides a breakdown of the percentage of net sales and respective percentages of net sales of the Company's various product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                              NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                          ------------------------           ------------------------
                                             1997          1996                  1997          1996
                                          ----------    ----------           ----------    ----------
TRAFFIC SAFETY SYSTEMS                    $2,839,279    $3,174,098           $  813,871    $  820,397
Percentage of revenues                            45%           49%                  41%           50%

SURVEY AND MAPPING SYSTEMS                 3,037,681     2,362,578            1,132,207       804,782
Percentage of revenues                            48%           37%                  57%           49%

DAS100 SHIP DOCKING AID SYSTEMS              252,596       763,930                   --            --
Percentage of revenues                             4%           12%

OTHER                                        205,446        95,965               50,650        20,545
Percentage of revenues                             3%            2%                   2%            1%

TOTAL                                     $6,335,002    $6,396,571           $1,996,728    $1,645,724
                                          ==========    ==========           ==========    ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)


    Net sales for the third quarter ended June 30, 1997 ("1997") increased 21% to $1,996,728 from $1,645,724 for the quarter ended June 30, 1996 ("1996").
Traffic Safety sales in the 1997 third quarter remained consistent with prior year levels. Sales of the Company's Survey and Mapping products increased 41% due to the introduction of the Company's second generation Impulse line of survey products.

    Revenues for first nine months of 1997 were $6,335,002 compared to $6,396,571 for the first nine months of 1996, representing a 1% decrease in sales. Decreased volume sales of the Company's DAS100 ship docking aid sensors
were offset by increased Survey and Mapping sales.   DAS100 sales for the first
nine months of 1997 were $252,596 compared to $763,930 realized during the comparable 1996 period. Management expects that sales of its DAS100 will greatly fluctuate between financial periods due to the specialized nature of the system. Survey and Mapping sales improved 29% to $3,037,681 in 1997 from $2,362,578 in 1996 due to increased sales of the Company's Impulse, introduced in the 1996 fourth quarter. Additionally, sales of the Company's industrial laser sensors also introduced in the fourth quarter of fiscal 1996 contributed $205,446 in revenues in 1997.

    Traffic Safety sales were $2,839,279 for the first nine months of 1997 compared to $3,174,098 for the first nine months of 1996, representing a 11% decrease in sales from the previous year, primarily the result of slower international sales. During the 1997 third quarter, the Company introduced the UltraLyte, a second generation laser speed detection device. Management believes that Traffic Safety sales have not yet benefitted from second generation products such as the UltraLyte and believes that sales of the Company's Traffic Safety products should improve as the Company begins shipping the UltraLyte in the 1997 fourth quarter.

    International sales comprised 44% and 41% of net sales for the third quarter and first nine months of 1997 as compared to 49% and 42% for the corresponding 1996 periods. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Foreign sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

    Gross profit as a percentage of net sales was 57% and 56% for the third quarter and first nine months of 1997, compared to 55% and 56% for the third quarter and first nine months of 1996. The Company realized improved gross profit margins during the 1997 third quarter due to higher gross profit margins realized on sales from the Company's second generation products, primarily from sales of the Company's Impulse, designed with reduced manufacturing costs and greater production efficiency. As the Company begins shipping its second generation UltraLyte, gross profit margins are expected to continue to improve.

    Total operating expenses increased approximately 36% to $1,364,654 for the third quarter of 1997 from $1,001,129 for the comparable 1996 period, and approximately 27% to $3,775,513 for the first nine months of 1997 compared to $2,957,152, for the first nine months of 1996. As a percentage of net sales, total operating expenses rose to 68% for the third quarter of 1997 from 61% for the third quarter of 1996, and to 59% for the first nine months of 1997 from 46% for the first nine months of 1996. Increased operating expenses in the 1997 third quarter primarily relate to the Company's increased distribution efforts and consultant fees related to the implementation of the Company's newly integrated JD Edwards business software package. Year to year increases relate primarily to the costs associated with building a direct sales force centered around the Company's domestic Traffic Safety business including increased compensation expense, and higher advertising and travel expenses related to accelerated marketing efforts over the previous year. The Company anticipates that operating expenses will continue to increase to support the Company's continued growth as the Company's sales increase.

    Royalty income primarily related to the Company's agreement with Bushnell on sales of the Yardage Pro series of laser range finders marketed by Bushnell increased 88% to $191,227 in the 1997 third quarter from $101,853 realized in the 1996 third quarter. On a year to year basis, royalties have increased 112% to $453,284 in 1997 from $213,929 in 1996. Management believes that royalty income received from its current licensing arrangements related to the Company's proprietary technology will continue to positively impact the Company's results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)


    The Company experienced a loss from operations of $29,510 for the 1997 third quarter compared to $1,722 for the 1996 third quarter. Royalties received from Bushnell partially offset the increase in operating expenses in the 1997 period. Combined with income earned on investments, the Company realized income before taxes on income of $11,899 for the 1997 third quarter compared to income before taxes on income of $48,952 for the comparable 1996 period. After taxes on income, the Company realized net income of $7,899, or break even per share, for the 1997 third quarter, compared to $35,952, or $.01 per share, for the 1996 third quarter. When combined with net income from the first half of 1997, the Company realized net income of $227,706 for the first nine months of 1997, or $.04 per share, as compared with net income of $640,099 or $.12 per share, for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As June 30, 1997, the Company had working capital of $7,526,400. The Company's working capital is expected to adequately meet the Company's need for at least the next twelve months.

    For the nine month period ended June 30, 1997, cash provided by operating activities of $147,588 was primarily attributable to net income of $227,706 for the period combined with a decrease of $299,796 in accounts receivable of which $289,267 was used to decrease accounts payable and accrued expenses and $150,008 was used to increase other assets. Cash used in investing activities of $1,061,592 related to the reinvestment of unused cash reserves of $645,448 and $326,670 was used for the purchase of property and equipment and leasehold improvements related to the expansion of the Company's facilities. Cash used in financing activities of $123,922 related primarily to the purchase of shares of the Company's common stock, recorded at cost. Cash and cash equivalents decreased $1,037,926 for the nine month period ended June 30, 1997.

    For the nine month period ended June 30, 1996, cash provided by operating activities was $570,465. Net income of $640,099 combined with a decrease of $136,715 in trade accounts receivable and an increase of $391,315 in accounts payable and accrued expenses was used primarily to expand inventory by $519,606 and $224,442 was used to finance an increase in other assets. Cash provided by investing activities of $93,969 resulted from proceeds from the sale of marketable securities of which $411,534 was used for the purchase of property and equipment. Cash provided by financing activities of $39,971 resulted from proceeds received from the exercise of employee options pursuant to the Company's Equity Incentive Plan. Cash and cash equivalents increased $704,225 for the 1996 period.

    During the 1997 fiscal year, the Company has expanded its facilities pursuant to the Company's rights for additional expansion space under its current lease agreements to provide additional office and production space. Additionally, the Company has expended capital to fully integrate and automate its information systems management and accounting software in preparation of future growth. The Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future, and, that the capital invested to expand its facilities and resources will not have a material impact on the Company's current working capital or results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

    On March 3, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). This pronouncement provides a different method of calculating

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONCLUDED)


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

RISK FACTORS AND CAUTIONARY STATEMENTS

    Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FDA or environmental regulations, and other risks detailed in the Company's Registration Statement on Form S-1 as filed the Securities and Exchange Commission.


                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

        This Item is not applicable to the Company.

ITEM 2. CHANGES IN SECURITIES

        (a) Following the Company's change of corporate domicile from the State of Idaho to the State of Delaware, the Company has authorized 2,000,000 shares of Preferred Stock, par value $.01 per share, which shares of Preferred Stock may be issued in various series and may have preference as to dividends and upon any liquidation of the Company. The Board of Directors of the Company may establish the specific rights, preferences, voting privileges and restrictions of such Preferred Stock, or any series thereof. The Company has no current plans to issue any preferred stock.

        (b) In April 1997, the Company issued 120,000 shares of its authorized but previously unissued Common Stock to three employees pursuant to the exercise by the employees of certain stock purchase options. The purchase price pursuant to the terms of the options was $3.00 per share. The issuance of the shares pursuant to the exercise of the options was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. Concurrent with the exercise of the options such shares were purchased by the Company at fair market value and recorded as Treasury Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three months ended June 30, 1997.

ITEM 5. OTHER INFORMATION

        On August 6, 1997, the Company announced that it would not extend the expiration date of its outstanding Redeemable Warrants, which are due to expire on January 11, 1998. Under the terms of the Redeemable Warrants, each Redeemable Warrant represents the right of the holder to purchase one share of the Company's Common Stock at an exercise

ITEM 5.  OTHER INFORMATION (CONCLUDED)


price of $6.00 per share, subject to adjustments, at any time prior to the close of business on January 11, 1998. The Company has the right to redeem the Redeemable Warrants in whole for cancellation at a price of $.05 each, by written notice mailed to each holder thirty days prior to the redemption date. Such notice of redemption may only be given within ten days following any period of thirty consecutive trading days during which the closing sale price of the Company's shares of Common Stock exceeds $8.00 per share. Both the Company's Common Stock and Redeemable Warrants are traded on the American Stock Exchange.

    In the event that Redeemable Warrants have not been exercised by the holders thereof or redeemed by the Company prior to January 11, 1998, the Redeemable Warrants shall expire by their terms and the holders shall have no further exercise rights. The Company is not obligated to extend the expiration date.

                                   SIGNATURES
                                   ----------



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASER TECHNOLOGY, INC.
                             ----------------------
                             7070 SOUTH TUCSON WAY
                          ENGLEWOOD,  COLORADO  80112



Date: August 14, 1997                      By   /s/ Pamela Sevy
      ---------------                        ---------------------
                                                Pamela Sevy
                                          Chief Financial Officer



Date: August 14, 1997                      By   /s/ David Williams
      ---------------                        ----------------------
                                                David Williams
                                      President and Chief Executive Officer