Form 10-K
period 1997-09-30
LASER TECHNOLOGY INC
filed 1998-01-09
CIK 889899

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

                 For the fiscal year ended September 30, 1997

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                        COMMISSION FILE NUMBER 1-11642

                            LASER TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              84-0970494
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

  As of December 31, 1997, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (using American Stock Exchange closing prices) was $10,648,422.

  At December 31, 1997, 4,998,351 shares of common stock of the registrant were outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Part III, certain exhibits filed as part of registrant's S-1 registration statement.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LASER TECHNOLOGY, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

                                    PART I.

 Item 1.  Business...................................................       1
 Item 2.  Properties.................................................      16
 Item 3.  Legal Proceedings..........................................      16
 Item 4.  Submission of Matters to a Vote of Security Holders........      16

                                    PART II.

          Market for Registrant's Common Equity and Related
 Item 5.   Stockholder Matters.......................................      16
 Item 6.  Selected Financial Data....................................      18
          Management's Discussion and Analysis of Financial Condition
 Item 7.   and Results of Operations.................................      19
 Item 8.  Financial Statements and Supplementary Data................      25
          Changes in and Disagreements with Accountants on Accounting
 Item 9.   and Financial Disclosure..................................      25

                                   PART III.

 Item 10. Directors and Executive Officers of the Registrant.........      26
 Item 11. Executive Compensation.....................................      27
          Security Ownership of Certain Beneficial Owners and
 Item 12.  Management................................................      29
 Item 13. Certain Relationships and Related Transactions.............      30

                                    PART IV.

          Exhibits, Financial Statement Schedules and Reports on Form
 Item 14.  8-K.......................................................      30
 SIGNATURES...........................................................     32

                                    PART I.

ITEM I. BUSINESS

RISK FACTORS AND CAUTIONARY STATEMENTS

  This report contains "forward-looking statements." Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FDA or environmental regulations, and other risks detailed in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

RECENT DEVELOPMENTS

  Effective May 30, 1997, Laser Technology, Inc., (the Company) effected a merger with a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware"), for the principal purpose of changing the corporate domicile of the Company from the State of Idaho to Delaware. Under the terms of the Merger, the Company's Idaho corporate entity ("Laser Technology, Inc.-Idaho") merged with and into Laser Technology-Delaware, which became the surviving corporation, and Laser Technology, Inc.- Idaho ceased to exist. The transaction was accounted for as a recapitalization similar to a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology- Delaware had no operations prior to the merger. Stockholders of Laser Technology-Idaho received the same number of shares of common stock of Laser Technology-Delaware as previously held in Laser Technology-Idaho and are entitled to the same stockholder rights and preferences as they held with the Idaho corporation.

INTRODUCTION

  The Company and its wholly-owned subsidiaries; Laser Communications, Inc., Laser Technology, U.S.V.I., and International Measurement and Control Company, is engaged in the business of developing, manufacturing and marketing laser-based measurement instruments using proprietary technology developed by the Company. The Company was originally organized in September 1950.

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

PRINCIPAL PRODUCTS

 REVENUES

  Historically, the Company's primary product lines have been its Marksman Laser Speed Detection Systems and Criterion Series of Survey Lasers. Since fiscal 1995, the Company has expanded these product lines through new product development including the introduction of second generation instrumentation. Because of enhancements to the Company's existing products, new product developments and expanding markets for the Company's technology, the Company currently organizes and markets its products in three categories: Traffic Safety products, Survey and Mapping products, and Ship Docking Aid Systems.

  The following table provides a breakdown of the percentage of net sales of the Company's product lines. Revenues realized from sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                                       YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
      Traffic Safety.................................    51%      57%      62%
      Survey and Mapping.............................    43       34       36
      Ship Docking Aid Systems.......................     3        8       --
      Other..........................................     3        1        2

  The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of the Company's products for the periods presented:

                                                       YEAR ENDED SEPTEMBER 30,
                                                      --------------------------
                                                        1997     1996     1995
                                                      -------- -------- --------
      Domestic.......................................    53%      51%      56%
      Foreign........................................    47       49       44

  See Note 6 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

TRAFFIC SAFETY PRODUCTS

 Hand-Held Laser Speed Detection Systems

  Initially in 1991, the Company developed and commenced commercial manufacturing and marketing of the LTI 20-20 laser speed detection system to law enforcement agencies as a proven method of measuring the speed of motor vehicles. In 1993, the Company introduced an enhanced version of the LTI 20-20, called the Marksman, which incorporates increased range capability, an auto-triggering system and, as an optional feature, an in-scope display of speed and distance data. In fiscal 1997, the Company introduced the "UltraLyte 100 and 200," second generation laser speed detection devices.

  During the fourth quarter of fiscal 1997, the Company initiated production and marketing of the UltraLyte 100. Based on the same pulse laser measurement technology as the Marksman, the UltraLyte represents the Company's second generation technology and was re-engineered in fiscal 1997 to reduce the size, weight and manufacturing cost of the Company's Marksman. The UltraLyte also incorporates an internal power source. Concurrent with the development of the UltraLyte 100, the Company developed the UltraLyte 200, which expands the capabilities of the UltraLyte 100 by incorporating a tilt sensor enhancing the surveying capabilities of the UltraLyte for use in accident reconstruction and investigation.

  The Company's hand-held laser speed measurement devices have several advantages over radar speed measurement devices. As distinguished from radar devices, the Marksman and UltraLyte can be aimed directly at a specific vehicle, thereby eliminating the difficulty associated with radar measurement devices of distinguishing one vehicle from another. Additionally, the Marksman and UltraLyte measure speed in one-third of a second with a laser beam that spans only three feet wide at a distance of 1,000 feet and disperses after hitting its target vehicle. Radar guns, on the other hand, are generally required to track vehicle speed for several seconds in an attempt to positively identify a vehicle.

  Radar guns also produce a wider beam width of approximately 200 to 400 feet at a range of 1,000 feet which can readily be detected by the targeted vehicle as well as other oncoming vehicles equipped with radar detectors. Conventional radar detectors, which cannot detect the light beam generated by the Marksman or UltraLyte, have been effective against radar because of the wide beam width produced by radar devices. This radar beam continues to widen as the distance from the gun increases and can readily be picked up by a radar detector as much as a mile away from the radar gun, giving the driver of a vehicle warning time to slow down and thus avoid receiving a speeding ticket. However, the shorter acquisition time to measure vehicle speeds and significantly reduced beam width of the Company's hand-held laser speed detection devices does not permit vehicles, other than the targeted vehicle, to detect the Marksman or UltraLyte's laser beam and, in any event, does not provide the targeted vehicle sufficient time to slow down in advance of being detected.

  Consumer laser detectors exist that will detect the Marksman or UltraLyte only when the vehicle equipped with such a detection device is being targeted. However, because the measurement period of the Marksman and UltraLyte is only one-third of a second, there is no reaction time for the driver to reduce their speed before the police officer obtains a positive speed reading. As laser speed enforcement has become more widely used as an effective means of speed enforcement, a number of consumer laser jamming devices have also entered the market. Such laser jammers have limited effectiveness against the Company's products due to the sophisticated nature of the Marksman and UltraLyte's internal targeting software. In 1995, to combat the use of laser jamming devices, the Company developed the capability within its products to detect when a jamming device is in use. This feature has proven to be a very useful tool to speed enforcement officials in certain jurisdictions where the use of jamming devices is prohibited.

 Laser DigiCam Photo Laser System

  In 1995, the Company began commercial production of the Laser DigiCam photo laser system which integrates a video camera and associated equipment with the Marksman. The Laser DigiCam monitors the speed of each vehicle in a specific lane of traffic. When the Laser DigiCam system detects a speeding vehicle, it takes a digital picture of the vehicle, prints the speed, time and date on the picture, and the ticket can then be mailed to the violator. As an optional feature to this system, the Company also developed a night illumination system enabling night use of the Laser DigiCam.

 Traffic Data Collection Modules

  In addition to measuring speed, the Marksman and UltraLyte also measure distance. This feature enables the Marksman and UltraLyte to be used for a variety of applications outside of speed enforcement. These ranging capabilities are used by law enforcement officials for accident investigation and reconstruction. In 1995, the Company introduced "QuickMap," a system which enhances the use of the Marksman and UltraLyte for this application. QuickMap is a software module integrated to a data collector which can be used in conjunction with the Company's hand-held laser devices to expedite the collection and processing of data at accident sites and crime scenes. The surveying capabilities of the Company's newly introduced UltraLyte 200 which includes an inclinometer enhances the UltraLytes use for accident investigation applications.

  In 1995, the Company introduced "DBC," an optional feature that can be integrated into the Marksman and UltraLyte's firmware capabilities which is used to measure the distance and/or time between traveling vehicles. In many parts of the world where the distance between vehicles is monitored closely to improve traffic safety, local governments have the need to measure the distance and/or time between vehicles. Management believes that the DBC feature addresses this application and increases the utility and efficiency of the Company's hand-held laser speed measurement products.

  Traffic engineers and law enforcement officials are also able to conduct and document traffic speed surveys more efficiently using the Marksman and UltraLyte laser speed detection systems than with conventional methods. In 1993, the Company introduced a statistical compilation software package, "SpeedStat." This product, when combined with the Marksman or UltraLyte, gathers and formats traffic survey data on a portable computer via a serial cable interface.

  In 1996, the Company introduced "SpeedStat DC," a companion product to QuickMap in its Traffic Data Collection Module series. Similar to the Company's original SpeedStat product, SpeedStat DC enables more efficient collection and compilation of traffic engineering statistics. However, SpeedStat DC incorporates the same hand-held data collector used in the Company's QuickMap system replacing the need for a laptop computer, which provides traffic engineers and law enforcement officials with a more portable and affordable statistical compilation system.

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

 SpeedAlert Trailer

  While the Company primarily markets pulse-laser products produced by the Company, to expand distribution of its products and to further market penetration, the Company has added complementary products manufactured by others. During fiscal 1997, to augment the Company's Traffic Safety business, the Company began selling an automated speed measurement trailer, "Speed Alert." Designed for unattended operation to encourage voluntary speed compliance, the Company's SpeedAlert trailer measures and displays vehicle speeds for use within school, heavy traffic or other critical traffic zones. Additionally, the Company's SpeedStat DC can be interfaced with the SpeedAlert allowing improved statistics compilation.

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

 Criterion Theodolite Mounted Survey Lasers

  In fiscal 1994, the Company introduced the Criterion 100TM. Part of the Company's Criterion Series of Survey Lasers, this system integrates a Criterion ranging laser with a surveying theodolite. The Criterion 100TM allows the operator to quickly gather precise distance and angular measurements to remote targets. The Company currently markets the Criterion 100TM primarily to mining, blasting and aggregate management companies for gathering rock face profiles and for pile volume measurement applications. Without the use of the Criterion 100TM, or comparable measurement equipment, these measurements involve multiple man crews and often place personnel in hazardous situations. Since the Criterion 100TM does not require the placement of a reflector on the object to be measured, it eliminates the need for multiple personnel and allows measurements to be made more safely and expediently.

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

  During fiscal 1997, the Company expanded the Impulse product line to include four new models. The "Impulse 100," is identical to the flagship Impulse model but without a tilt sensor. While unable to compute heights or inclination measurements, the Impulse 100 offers a more affordable alternative to customers who solely require distance measurement. The "Impulse 100 and 200 LR" models were engineered with the ability to measure longer distances than that of the Company's standard Impulse model to low reflective targets. In 1997, the Company also introduced the "Impulse XL" for military applications. The Impulse XL has the ability to measure distances in excess of 2,000 meters.

 Integrated Data Collection Solutions

  Many market applications require the Criterion and Impulse series of survey lasers to be integrated with other hardware and software to provide a complete turn-key system. To facilitate this integration, the Company began establishing relationships with manufacturers of complementary hardware and software in fiscal 1994. These relationships include the sharing of distribution channels and new product development. During fiscal 1994, the Company and a privately held software development firm completed the co-development of a laser based mapping system, "Laser Walkabout." The Laser Walkabout system is comprised of a Criterion or Impulse survey laser, a hand held data collector and comprehensive field and office software. With this system, the locations and attributes of remote objects can be recorded and used to generate computerized mapping. The Company believes that the need for mapping or geographic information systems is increasing as utility companies, foresters and environmental firms seek more efficient ways to manage their assets.

SHIP DOCKING AID SYSTEMS

  In fiscal 1995, the Company introduced the DAS100 Ship Docking Aid System, a dock-based measurement system that assists ship captains and pilots in docking maneuvers by measuring and recording a ship's closing speed and distance and transmitting this data to the bridge of the ship. During fiscal 1997, the Company expanded its Ship Docking Aid Systems product line by adding a hand-held laser measurement system, the "Mariner." Management believes that significant market potential exists for docking aid systems and intends to continue marketing this product line through its wholly-owned subsidiary, Laser Communications, Inc.

OTHER

 Industrial Laser Distance Measurement Sensors

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

  Other market applications exist for the Company's pulse laser technology. The National Aeronautics and Space Administration (NASA) uses modified versions of the Marksman for use on space shuttle missions involved in docking procedures to determine target distance and closing speed when shuttle missions perform docking procedures. While NASA is a relatively small customer of the Company, Management believes that NASA's use of the Company's technology adds to the Company's credibility as a technology leader in the laser-based measurement industry.

SEASONALITY

  Management believes that seasonal effects on sales of its Traffic Safety products are non-existent. Although the Company's Traffic Safety business is not of a seasonal nature, sales of its Traffic Safety products may continue to vary between financial periods based on the capital procurement processes and fiscal year budgeting cycles of state and municipal law enforcement agencies. Historically, the Company has realized a small decline in sales of its Survey and Mapping products in areas affected by colder weather during the winter months.

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

  During fiscal 1997, pursuant to the Company's rights for additional expansion space under its existing lease arrangements, the Company expanded its manufacturing facility to meet anticipated production demand.

Additionally, in fiscal 1997, the Company enhanced its manufacturing operations by installing a fully integrated manufacturing software package which Management believes will improve production efficiencies. Management believes that the Company's manufacturing facilities are adequate to meet the Company's needs throughout the foreseeable future.

PRODUCT RESEARCH AND DEVELOPMENT

  Research and development costs related to the Company's instrumentation and proprietary technology are expensed as incurred and included in operating expenses. During fiscal 1997, the Company continued to direct its research and development activities on improving its current product lines as well as focusing on new product developments. Research and development costs totalled approximately $664,000, $514,000 and $363,000 for the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Year to year increases in research and development expenditures are primarily related to increased compensation expense attributable to increased personnel.

  In 1993, the Company completed development of the Marksman, an upgraded version of its former LTI 20-20 laser speed detection system. The Company also completed the development of a statistical compilation software package, SpeedStat, used to collect traffic survey statistics. The Company also expanded its surveying product line by introducing three new models of its Criterion survey lasers.

  In 1994, the Company completed development of the Criterion 100TM, an enhancement to the Criterion product line which integrates a Criterion ranging laser with a surveying theodolite. Additionally, in conjunction with a privately held software development firm, the Company completed the co-development of a laser-based mapping system, Laser Walkabout. The Laser Walkabout system is comprised of a Criterion survey laser, a hand-held data collector and comprehensive field and office software. This system, combined with a global positioning system ("GPS") receiver, is used to record the locations and attributes of remote objects for the generation of computerized mapping. During fiscal 1994, the Company also completed the development of a technology which provides the ability to transfer data using pulses of light generated by the Company's laser ranging equipment. Using the ability to transmit data with pulses of light, this technology eliminates the problems associated with radio frequency communication.

  During 1995, the Company completed the development of several new functions and features centered around the Company's Traffic Safety product line for use within the law enforcement market. These developments include QuickMap for accident reconstruction and investigation, DBC for time and distance measurement between vehicles, and a laser jammer detector built into the Marksman's software capabilities, as an optional feature provided to law enforcement agencies to strengthen the Marksman's use in traffic speed and safety enforcement. These features are also inherent in the Company's second generation UltraLyte introduced in fiscal 1997.

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

  In 1995, the Company, in conjunction with Bushnell, formerly the Sports Optics Division of Bausch and Lomb, completed development of a consumer related product, the "LyteSpeed," subsequently renamed the

"Yardage Pro 400," which is being produced and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. During fiscal 1997, the Company completed development of the "Yardage Pro 800" providing increased ranging capabilities surpassing that of the Yardage Pro 400. The Company receives running royalties on cumulative net sales of this product, has received development costs for the initial development and design and retains the right to pursue markets outside the sports technology area.

  This product was the first laser range finder introduced in a consumer market with the ability to measure to non-cooperative targets. The Company retains all ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro. During Fiscal 1997, royalty and licensing income earned related to this agreement was approximately $854,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In fiscal 1996, the Company developed the GeoLaser. The Geolaser is a hand-held survey laser developed from the technology underlying the Company's Criterion Series of Survey Lasers. While similar in accuracy, the GeoLaser has reduced firmware options as compared to the Company's Criterion which allows the GeoLaser to be sold at a lower price point. As part of the Company's Traffic Safety product line, the Company also completed development of SpeedStat DC, a companion product to QuickMap within the Company's Traffic Data Collection Module Series, and the SharpShot laser range finder was developed from the technology underlying the Company's Impulse for use in tactical law enforcement applications.

  In fiscal 1996, the Company completed the development of two new, second generation laser-based instruments. These second generation instruments have several characteristics in common including smaller size, lighter weight and substantially lower manufacturing costs than their predecessors. During the latter half of fiscal 1996, the Company completed the design and development of the "Impulse," part of the Company's Survey and Mapping product line. The Impulse provides range, inclination and height measurements in an instrument one-third of the weight and size of the Company's Criterion Series of Survey Lasers. Also, during fiscal 1996, the Company completed development of an industrial laser sensor for use in collision avoidance and positioning systems in industrial applications.

  During fiscal 1997, the Company completed development of enhanced Impulse models which use specialized hardware and firmware that offer varying levels of maximum range and accuracy. During fiscal 1997, the Company also completed development of the UltraLyte, a second generation laser speed detection device introduced during the 1997 fourth quarter as part of its Traffic Safety product line. Similar to the Impulse, the UltraLyte is smaller in size and weight and has been engineered to lower manufacturing costs. Additionally, the UltraLyte was designed to incorporate an internal power source, in-scope data display similar to the Marksman, and, as an optional feature, an inclinometer for enhanced accident investigation capabilities. During fiscal 1997, the Company also completed development of the Mariner, a laser measurement device designed to serve customers within the ship docking industry.

MARKETING, DISTRIBUTION AND CUSTOMERS

  The Company presently markets its products to three major classes of customers. For the fiscal year ended September 30, 1997, the Company's foreign distributors accounted for 43% of sales, of which the Company's Asian and European distributors comprised 32% collectively. Domestically, state and local law enforcement agencies comprised approximately 23%. Additionally, sales to the Company's Domestic Survey and Mapping dealer network comprised 24%. For the fiscal year ended September 30, 1997, one customer, Visi Trading
(m) SDN BHD, accounted for 11% of sales. The Company primarily markets its products using on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail. See note 6 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

 Traffic Safety Products

  The Company primarily markets its Traffic Safety products domestically to law enforcement agencies of state and municipal governments. The Company has historically marketed to this segment of its business domestically through a combination of direct sales personnel augmented by sales made through independent manufacturer representative companies representing the Company's Traffic Safety products. During the latter half of fiscal 1996, Management elected to increase the number of direct sales representatives marketing the Company's products in the U.S. To date, the Company's sales force serving this market includes seven direct sales representatives, three inside sales support personnel and a national sales manager. This decision was based on the growing line of products carried by the Company and the need for a specialized sales force to properly present and support them. As a result of this decision, during fiscal 1996 and 1997, the Company has reduced the number of domestic independent manufacturer's representatives carrying the Company's products through natural attrition and termination of non-productive firms. Distribution of domestic Traffic Safety Products is accomplished almost exclusively by direct representation. As of September 30, 1997, the largest domestic customer of the Company's Marksman hand-held laser speed detection systems is the state of Ohio. Other high volume states include Texas, New York, Michigan, Massachusetts, Wisconsin, Oregon, Washington, and Hawaii.

  Internationally, the Company markets its Traffic Safety product line through its foreign distributors for use by agencies of foreign governments including local law enforcement agencies and transportation ministries. The Company has established distribution channels for its Traffic Safety products in most industrialized countries. To date, the Company's foreign distributors in Austria, France, Germany, the United Kingdom, Canada, Korea and Malaysia account for the highest volume of hand-held Marksman laser speed detection systems and Laser DigiCam photo-laser systems purchased internationally. As of September 30, 1997, the Company has established distribution in over thirty international territories.

  In 1995, the National Institute of Standards and Technology ("NIST") in conjunction with the National Highway Traffic Safety Administration ("NHTSA") completed a national minimum model for performance specifications related to police traffic laser speed measurement devices such as the Marksman. Once the standard was completed, the IACP contracted with the University of California-Davis to establish a laboratory test site. In October 1995, when the testing facility was complete, the Company submitted the Marksman for compliance testing in order to be placed on the IACP Approved Products List. In April 1996, the Marksman was certified by the IACP to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list.

  Products listed on the IACP approved products list allow easier access to federal funds from the United States Department of Transportation to become more accessible for law enforcement agencies to purchase laser speed detection devices. Because of the budgeting process intrinsic to the municipal and state purchasing process, Management anticipates that IACP certification will better impact sales once agencies have completed a full year budget cycle, although there is no assurance of this. Late in fiscal 1997, the Company submitted the UltraLyte for inclusion on the IACP Approved Products List. Compliance testing of the Company's UltraLyte is expected to be achieved at a much faster rate than seen previously with the Marksman since the national standard now exists.

  Four states within the U.S. including Florida, North Carolina, Virginia and Pennsylvania require the passage of state legislation to enable the use of new technological developments in speed enforcement. To date, legislation has been passed approving the use of laser speed detection as an acceptable means of speed enforcement in three of the states including Florida, North Carolina and Virginia. To date, legislation has not been passed in Pennsylvania and Management is unaware when such legislation will be passed.

  Various foreign standards have also been established for laser speed enforcement equipment. The Marksman has been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France and Italy. The Marksman has also been tested and approved for use by the Royal Canadian Mounted Police in Canada (the "RCMP"). In the latter half of fiscal 1997, the Company's second generation UltraLyte was also approved by the RCMP. The UltraLyte is currently undergoing testing in Germany, Austria and the United Kingdom. Similar to the domestic market, the UltraLyte is expected to quickly achieve foreign acceptance based on previously set performance standards.

 Laser DigiCam Photo-Laser System

  In fiscal 1995, the Company completed development of the Laser DigiCam photo-laser system and delivered its first substantial order for this system to the Royal Malaysian Police. During fiscal 1996, the Royal Malaysian Police was a significant customer comprising approximately 19% of the Company's overall Traffic Safety revenues. In the fourth quarter of fiscal 1996, the Royal Malaysian Police negotiated a two-year, renewable contract for the purchase of the Company's Laser DigiCam systems. The Company's first order pursuant to this agreement was delivered in September 1996. During fiscal 1997, a second order was delivered pursuant to the Company's two-year contract with this agency comprising 11% of the Company's Traffic Safety revenues in 1997.

  The Company believes that primary sales opportunities for the Laser DigiCam are in international markets. Management intends to continue marketing the Laser DigiCam system internationally through its existing network of distributors currently marketing the Company's Traffic Safety product line. The Company continues to assess the potential of the U.S. market, and during fiscal 1997, assigned one full-time representative to focus on researching the domestic potential for its automated laser speed enforcement systems. The Company intends to incrementally match its marketing efforts domestically as the potential of this business segment rises within the U.S. market.

 Survey and Mapping Products

  The Company's Survey and Mapping products are primarily sold domestically through its dealer network, and internationally through its foreign distributors and dealers. As with the Company's Traffic Safety products, Management continually endeavors to expand its Survey and Mapping products distribution channels and strategic alliances. As a substantial addition to its domestic Survey and Mapping distribution network, in 1995, the Company signed an agreement with the surveying equipment division of Pentax U.S.A. Pursuant to this agreement, the Company provided private labeled versions of its Criterion series of survey lasers to Pentax, which were sold through Pentax's domestic distribution network. For the Company's 1996 fiscal year, sales to Pentax U.S.A. comprised approximately 13% of the Company's overall Survey and Mapping revenues derived from the Company's domestic dealer network. In 1997, the Company and Pentax mutually agreed to end its distribution agreement enabling the Company to more aggressively build its own distribution network. Therefore, Pentax did not substantially contribute to the Company's overall Survey and Mapping sales in 1997.

  During fiscal 1997, the Company increased the number of dealers in its domestic distribution network supporting its Survey and Mapping product line to approximately one hundred-twenty, and internationally to approximately fifty-four.

  Management believes that the introduction of the Impulse Series of Survey Lasers late in fiscal 1996 provided two immediate marketing benefits. First, the Impulse provides an entry-level, broad use product for the Company's already identified survey and mapping market segments, at a reduced size and weight, and lower price point. Secondly, these size, weight, and retail cost reductions allow the Company to access broad new general measurement markets that have not previously considered laser measurement a viable option. These markets include engineering construction, commercial material measurement and estimation, and landscape design. Sales of the Company's Survey and Mapping product line to other markets include the paper, mapping, mining, environmental, telecommunication, and utility industries. Domestically, the Company currently markets to such industries through its domestic dealer network which is managed by the Company's National Sales Manager and four direct sales managers. Management expects that as sales of its Impulse Series of Survey lasers increase that Criterion sales should slow as the Company's second generation Impulse gains wider market acceptance.

  To date, the Company's foreign distributors in Japan, Australia, Europe and Canada account for the highest volume of Survey and Mapping products purchased internationally. The Company currently markets its Survey and Mapping products overseas to similar industries through its foreign distribution channels. As of September 30, 1997, the Company has established distributors for its Survey and Mapping product line in forty-five international territories.

  In the latter half of fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor which the Company currently markets for industrial laser sensor applications. Pursuant to a contract with Telemotive Industrial Controls, Inc., ("Telemotive"), a world leading manufacturer of radio controls for material handling cranes and industrial vehicles, laser sensors developed and manufactured by the Company are integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments of the Company's laser sensors by Telemotive, Telemotive has received exclusive rights to sell the Company's industrial laser sensors within the material handling market. Due to Telemotive's successful introduction of its systems in fiscal 1997, Telemotive has increased its minimum purchase commitment which is expected to positively impact the Company's fiscal 1998 Industrial Laser Sensor sales.

  Development of the Company's first industrial laser sensors related to its agreement with Telemotive has resulted in a low cost, laser distance measurement sensor that the Company believes has other applications in the industrial measurement market.

 Ship Docking Aid Systems

  The Company currently markets its Ship Docking Aid Systems domestically through direct sales, and internationally through foreign dealers. In 1995, SeaRiver Maritime, Inc., formerly Exxon Shipping Company, completed a favorable evaluation of the DAS100. The Company began more aggressively marketing its Ship Docking Aid Systems during the latter half of fiscal 1995 resulting in the award of a contract to furnish laser sensors for ship docking systems to Martin Marietta Corporation ("MMC"), a subsidiary of Lockheed Martin. Pursuant to the terms of the contract, delivery was made during the Company's first and second quarters of fiscal 1996 contributing 8% to the Company's overall fiscal 1996 revenues. Because of the specialized nature of the ship docking industry, management expects sales of Ship Docking Aid Systems to greatly fluctuate between financial periods.

  During fiscal 1997, the Company developed strategic relationships with key companies in the shipping industry to expand distribution of this business segment. Management believes that primary customers for its Ship Docking Aid Systems include oil and liquid natural gas carriers with ocean fleets and other bulk carriers.

BACKLOG

  As of September 30, 1996, the Company had a backlog in sales of approximately $240,000 primarily attributable to orders for its industrial laser sensors pursuant to the Company's Agreement with Telemotive. As of September 30, 1997, the Company had a backlog in sales of approximately $160,000 attributable to sales of its Traffic Safety products, primarily the UltraLyte laser speed detection system. Such orders were delivered during the first quarter of fiscal 1998. The Company intends to continually evaluate inventory and production demands to fill orders as received.

COMPETITION

  The Company's hand-held Marksman and UltraLyte laser speed detection systems compete primarily with hand-held radar speed measurement devices. Although most of the Company's competitors in the radar industry sell their instrumentation at prices lower than those of the Marksman, Management believes that the Marksman and UltraLyte compete primarily because of their greater effectiveness and accuracy compared to radar speed measurement devices.

  Management believes that the 1997 fourth quarter introduction of the UltraLyte will enable the Company to better penetrate the radar market due to its lower price point. The UltraLyte, re-designed in fiscal 1997, is half the size and weight of the Company's Marksman, has an internal power source, and, as an optional feature, an integrated inclinometer enhancing the UltraLyte's surveying functions.

  The Company's hand-held laser speed detection devices have the ability to positively identify specific vehicles and are not detectable by conventional radar detectors. Additionally, consumer laser speed detectors and marketed laser jamming devices are generally ineffective against the Marksman and newly introduced UltraLyte.

  The ranging capabilities of the Company's hand-held laser speed detection systems are also used by law enforcement agencies to gather measurement information during accident reconstruction and investigation. In 1995, the Company introduced QuickMap, which enhanced the Marksman's use by law enforcement agencies for quickly collecting and processing information at accident sites and crime scenes. During fiscal 1997, the Company enhanced the surveying capabilities of the Company's laser speed detection device by integrating an inclinometer into the Ultralyte. With the inclination capability, the Ultralyte becomes both a speed measurement and mapping instrument, when used in conjunction with the Company's QuickMap.

  The Company's Marksman and UltraLyte also provide other capabilities distinct from its competitors. SpeedStat, a statistical compilation software package introduced in 1993, when combined with the Company's Marksman or UltraLyte, automatically gathers and formats traffic survey data on a portable computer allowing traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently using the Marksman or UltraLyte than with conventional methods. DBC, introduced in 1995, allows the Company's laser speed detection systems to measure the distance and time between vehicles. Additionally, the Company's Marksman and UltraLyte incorporate features to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of laser jamming devices is prohibited. The ranging capabilities of the Marksman and UltraLyte are also used by SWAT teams to measure target distances, and in drug interdiction to measure truck trailers for false compartments.

  The Company is aware of four other companies that market laser speed measurement devices. Kustom Signal, Inc. markets a device pursuant to a license from the developer, Laser Atlanta, Inc. Applied Concepts, a Texas based company, is in the initial stages of introducing a laser speed measurement device. Additionally, Riegl, an Austrian company, and Jenoptic, a German company, also market laser speed measurement devices in Europe. Such competition has not, however, had a material impact on the Company's sales of its Traffic Safety products. See "Patent Licensing Agreements."

  The Company presently believes that its hand-held laser speed detection systems are able to compete within this market based upon their accuracy in speed readings, positive vehicle identification, and the difficulty that motorists have in detecting the laser beam generated by the Marksman. The Company also believes that its ancillary Traffic Safety products address applications that provide a competitive advantage over other laser speed measurement devices. The Company also believes that its second generation technology provides a significant competitive advantage to the Company by providing lower cost and more ergonomically designed instrumentation.

  The Laser DigiCam photo laser system competes in similar markets as photo-radar systems. Because the Laser DigiCam system has a much narrower beam than photo-radar systems on the market, the Company believes that the Laser DigiCam system provides better target identification and increased accuracy. Management intends to continue marketing the Laser DigiCam system at a sales price below that of high-end radar systems. Management believes that it can compete within this market based upon price and quality of information derived from the Laser DigiCam system as compared to presently available photo-radar systems.

  Management is aware of a camera system similar in functionality to the Company's Laser DigiCam developed by Kustom Signals, Inc. Additionally, prior to the Company's development of the Laser DigiCam, two of the Company's international distributors developed laser-based camera systems to address specific requirements within the foreign markets currently served by them, primarily Scandanavia and Australia. The Company and its distributors have cooperated in development of these systems to encompass specific customer requirements and to maximize sales of the Company's laser speed measurement devices which are integral components of these systems.

  The Company's Survey and Mapping products compete with traditional measurement devices, and a laser measurement device developed and marketed by Laser Atlanta, Inc., which is designed specifically for survey and mapping applications. Management also believes that it may compete in international markets with instruments developed and marketed by Riegl, an Austrian company, and Jena, a German company. The

Company competes within this market based upon the quality of information generated by its Survey and Mapping products and the time saving features provided by these systems as compared to other traditional systems. Additionally, Management believes that the Company's Impulse series of Survey and Mapping lasers compete within this market because of their reduced size and weight and lower price point compared to competing systems.

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

  The Company believes that its Industrial sensors will continue to compete with traditional measuring devices including radar and RF based systems, and in certain international markets, primarily Europe, with laser distance measurement instruments developed and marketed by Riegl, an Austrian company. Management intends to compete in these markets based on the unique measurement capabilities of its industrial laser sensors and because of their reduced size, weight and lower manufacturing costs.

  The Company is aware of several companies that provide other ship docking aid systems including Marimatech A.S., Koden Electronics Company and Tokimec. Management believes that it can compete within this market based upon the Company's advanced technology and lower cost position as compared to other systems. Since the Company manufactures the laser sensors integrated into its docking systems, Management believes that it will maintain lower manufacturing costs as compared to competing systems.

PATENTS

  Certain processes by which the Company is able to produce its products are largely proprietary. The Company believes that patent protection of its technology and products that result from the Company's research and development efforts, are important to the possible commercialization of the Company's technology. The Company continually attempts to protect its proprietary technology by obtaining patent application protection and relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and persons that have access to its proprietary technology.

  Additionally, the Company extends most of its domestic patent filings into foreign applications. To date, no foreign patents have been issued.

  To date, the Company has filed twenty-four patent applications related to its various product lines with the United States Patent and Trademark Office in order to protect its current technology. This includes three applications which are continuations of previous applications. To date, eleven of these patents have been issued.

  One patent, expiring in March 2011, relates to the Company's Criterion Series of Survey Lasers providing coverage of the Criterion in forestry applications that include height and diameter measurement of trees. The Company has also been issued two patents expiring in October 2011, on its laser speed detection instrument. A fourth patent issued expiring in May 2012, relates to a mechanical interface between one of the Company's Criterion hand-held survey lasers and an electronic theodolite enabling the instruments to remain vertically aligned while the instruments are adjusted.

  During fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to the Company's Survey and Mapping product line which incorporates the Company's proprietary "Walkabout" software that enables field data collection in the G.I.S. mapping process. Additionally, the Company was granted a patent on its technology providing the capability of transmitting data using pulses of light generated from the Company's laser range-finders. This patent expires in July 2013. A seventh patent was issued, expiring in November 2013, related to the consumer instrumentation developed for Bushnell.

  During fiscal 1997, two patents were issued on the Company's proprietary technology related to consumer range-finding instrumentation developed for Bushnell. These patents expire in March 2014 and July 2014. Additionally, the Company was issued a patent, expiring in April 2014, related to its Traffic Safety product line associated with the method for measuring distance and time between traveling vehicles. The company was also granted a patent, expiring in December 2014, related to the Company's QuickMap accident investigation system.

  To date, an additional thirteen patent applications have been filed. Two patent continuations were filed on existing patents related to the Company's consumer range-finder's. Three additional applications have been filed related to the Company's Traffic Safety products. The Company has also filed five patents related to the Company's second generation Survey and Mapping products, one patent has been filed related to the Company's Ship Docking Aid systems, and two additional patents were filed to protect the Company's industrial laser sensor products.

PATENT LICENSING AGREEMENTS

  In September 1996, the Company agreed to license to Kustom Signals, Inc. ("Kustom") and LaserCraft, Inc., ("LaserCraft"), a patent relating to the Company's hand-held laser speed detection system (the "Patent"). Kustom markets a laser speed measurement device along with radar speed measurement devices and other traffic safety equipment. In fiscal 1996, the Company gave notice to Kustom that it was potentially infringing the Patent by making and selling laser-based speed measurement devices manufactured for them by LaserCraft. While Kustom and LaserCraft have not acknowledged infringement of the Patent, they entered into the License Agreement, whereby the Company granted Kustom and LaserCraft the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by claims of the Patent. In consideration for the License Agreement, the Company received a prepayment of licensing fees for a predetermined number of licensed devices sold by Kustom, and will receive license fees for subsequent individual licensed devices sold by Kustom. Additionally, the Company will receive running license fees for each licensed device sold by LaserCraft, except for those devices that are manufactured for Kustom for resale. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Royalty and Licensing Income."

  1n 1995, the Company, in conjunction with Bushnell, formerly the Sports Optics Division of Bausch and Lomb, completed development of the Yardage Pro laser range finder, formerly the Lytespeed, which is marketed and produced by Bushnell to certain sporting markets, primarily the hunting and golfing industries. In fiscal 1996, the Company completed development of an enhanced model of the Yardage Pro providing extended range. The Company retains all ownership of patents and trade secrets of the technology underlying the development of these products and has been issued three patents related to this technology.

  In November 1997, the Company and Bushnell entered into a licensing agreement with Tasco Sales, Inc., ("Tasco"), whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro. Tasco desires to begin marketing a laser range-finder, developed by Asia Optical, a Taiwanese Company, that would compete with the Yardage Pro series of range-finders. The Company and Bushnell have agreed to provide Tasco with the nonexclusive rights to market a laser range-finder incorporating certain features covered by claims of patents held by the Company and Bushnell. Pursuant to this agreement, the Company and Bushnell will receive licensing fees based on a percentage of Tasco's gross sales.

  In June 1997, the Company agreed to license to Applied Concepts, Inc., ("ACI"), a patent relating to the Company's hand-held laser speed detection system. ACI intends to add a laser speed measurement device to their current line of radar instruments. Pursuant to the agreement, the Company granted ACI the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration for the license agreement, the Company will receive license fees as a percentage of sales on each licensed device sold by ACI. To date, no licensing fees have been received by the Company.

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

  Due to FDA involvement in international standardization efforts for laser products with the International Electrotechnical Commission ("IEC"), the Company is aware of certain changes under consideration by the FDA that may affect current FDA regulated emission limits of Class 1 pulsed lasers. Although there is no assurance of this, management does not believe that such proposed changes will impact the Company's sales or results of operations.

  In 1995, the National Highway Traffic Safety Administration ("NHTSA") working in conjunction with the National Institute of Standards and Technology ("NIST"), completed a national standard for performance specifications for laser speed measurement devices and established a laboratory testing facility at the University of California-Davis for testing of laser speed measurement devices. In October 1995, the Company submitted a Marksman unit for testing. In April 1996, the Marksman was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List. This list is comprised of speed enforcement products which have passed the national standard. During the latter half of fiscal 1997, the UltraLyte, the Company's second generation Marksman, was submitted for compliance testing. Inclusion on the IACP Approved Products List is expected by the Spring of 1998.

  Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 1997, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

  Management also recognizes that many foreign countries have centralized law enforcement and purchasing regulations requiring stringent performance and accuracy standards. Management primarily acknowledges that Western Europe purchasing authorities adhere to such performance and accuracy standards. The Company's laser speed detection products are subject to approval by certain foreign governments where regulatory controls exist for speed enforcement equipment. The Company has received approval for the Marksman from government agencies in Germany, the United Kingdom, Austria, Sweden, Switzerland, the Netherlands and France and Italy. The Marksman and UltraLyte have also been tested and approved by the Royal Canadian Mounted police in Canada.

  Historically, the Company's laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries. In June 1996, a state court judge in New Jersey ruled in a specific case that insufficient test data had been presented to the court and ruled to not allow the instrument to be used in that court's jurisdiction. As a result, new testing was subsequently completed by the New Jersey State Police and the New Jersey Department of Transportation which was submitted to the court at a second hearing held in New Jersey in October 1997. The results of the hearing are expected in the near future.

EMPLOYEES

  Management considers the relations between the Company and its employees to be good. As of September 30, 1997, the Company employed seventy-two employees, consisting of seven management personnel, twenty-five employees engaged in the sales and marketing activities of the Company, ten engineering personnel, twenty-one production related personnel and nine administrative and office personnel. In addition to its full-time employees, the Company uses the services of two contractual marketing representatives and also uses the services of two contract engineers providing mechanical design and documentation services related to the Company's research and development activities.

ITEM 2. PROPERTIES

  During the 1997 fiscal year, the Company expanded its facilities pursuant to the Company's rights for additional expansion space under its current lease agreements to provide additional production and office space. The Company's combined facilities in Englewood, Colorado provide approximately 24,000 square feet under a lease agreement expiring in May 2003. In total, the Company's facilities comprise 12,000 square feet of production space, 3,000 square feet allocated for research and development and 9,000 is devoted to marketing and administrative activities. The Company believes that its current facilities are adequate to meet its needs throughout the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  There are no material pending legal proceedings to which the Company or its subsidiaries are a party or to which any of their property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 1997.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  On August 6, 1997, the Company announced that it would not extend the expiration date of its outstanding Redeemable Warrants, which are due to expire on January 11, 1998. Under the terms of the Redeemable Warrants, each Redeemable Warrant represents the right of the holder to purchase one share of the Company's Common Stock at an exercise price of $6.00 per share, subject to adjustments, at any time prior to the close of business on January 11, 1998. The Company has the right to redeem the Redeemable Warrants in whole for cancellation at a price of $0.05 each, by written notice mailed to each holder thirty (30) days prior to the redemption date. Such notice of redemption may only be given within ten (10) days following any period of thirty (30) consecutive trading days during which the closing sale price of the Company's shares of Common Stock exceeds $8.00 per share.

  Because of the Company's announcement, in the event Redeemable Warrants have not been exercised by the holders thereof or redeemed by the Company prior to January 11, 1998, the Redeemable Warrants shall expire by their terms and the holders shall have no further exercise rights. The Company is not obligated to extend the expiration date.

  Following the Company's change of corporate domicile from the State of Idaho to the State of Delaware, the Company has authorized 2,000,000 shares of Preferred Stock, par value $.01 per share, which shares of Preferred Stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Board of Directors of the Company shall establish the specific rights, preferences, voting privileges and restrictions of such Preferred Stock, or any series thereof. To date, no shares of Preferred Stock have been issued.

  The Company's common stock is listed on the American Stock Exchange ("LSR"). As of September 30, 1997, 4,998,351 common shares were outstanding and the Company had approximately 372 shareholders of record which figure does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of the common stock for each calendar quarterly period as reported on the American Stock Exchange.

STOCK PRICES

                                                                     HIGH   LOW
                                                                     ----- -----
1997
  First Quarter..................................................... $5.38 $3.62
  Second Quarter....................................................  4.00  3.25
  Third Quarter.....................................................  4.00  3.19
  Fourth Quarter*...................................................  4.00  2.75
1996
  First Quarter..................................................... $7.62 $3.87
  Second Quarter....................................................  8.44  5.50
  Third Quarter.....................................................  6.69  4.12
  Fourth Quarter....................................................  4.56  3.50
1995
  First Quarter..................................................... $5.12 $2.56
  Second Quarter....................................................  6.44  4.18
  Third Quarter.....................................................  6.25  4.75
  Fourth Quarter....................................................  5.75  3.25

--------
* The 1997 fourth quarter reflects the high and low sale prices of the Company's common stock reported by the American Stock Exchange through December 31, 1997.

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

                                              YEARS ENDED
                         ------------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
STATEMENT OF OPERATIONS
 DATA:
  Net sales............. $9,292,637 $9,306,777 $8,225,776 $5,303,299 $4,813,227
  Cost of goods sold....  4,086,026  4,241,389  3,864,473  2,527,322  2,021,884
  Gross profit..........  5,206,611  5,065,388  4,361,303  2,775,977  2,791,343
  Royalty and licensing
   income...............    868,931    401,121        --         --         --
  Total operating
   income...............  6,075,542  5,466,509  4,361,303  2,775,977  2,791,343
  Operating expenses....  5,342,067  4,058,908  3,431,694  2,766,426  1,794,332
  Income from
   operations...........    733,475  1,407,601    929,609      9,551    997,011
  Interest income
   (expense) net........    163,955    235,771    157,523     86,555    (83,765)
  Income before taxes on
   income and
   extraordinary item...    897,430  1,643,372  1,087,132     96,106    913,246
  Taxes on income
   (benefit)............    312,000    580,000    383,000     37,000    (52,000)
  Income before
   extraordinary........    585,430  1,063,372    704,132     59,106    965,246
  Extraordinary item
   (a)..................        --         --         --         --     567,000
  Net income............    585,430  1,063,372    704,132     59,106    398,246
  Net income per common
   share:
    Before extraordinary
     item...............        .12        .20        .14        .01        .20
    Extraordinary item..        --         --         --         --        (.12)
    Net income..........        .12        .20        .14        .01        .08
    Weighted average
     number of shares
     outstanding........  4,998,351  5,209,981  4,989,600  5,008,381  4,794,749

--------
(a) During fiscal 1993, the Company recorded a non-recurring charge of $567,000 as a loss related to the early extinguishment of debt, net of applicable income tax benefit of $333,000 which reduced earnings by $.12 per share.

                                              SEPTEMBER 30,
                         --------------------------------------------------------
                            1997        1996        1995       1994       1993
                         ----------- ----------- ---------- ---------- ----------
BALANCE SHEET DATA:
  Working capital....... $ 7,803,965 $ 7,698,674 $7,834,363 $7,247,133 $7,309,987
  Total assets..........  11,144,626  10,663,459  8,998,295  8,366,463  8,011,845
  Short-term debt,
   including current
   maturities of long-
   term debt............         --          --         --      59,517     34,481
  Long-term debt less
   current maturities...         --          --         --     150,075     27,379
  Total stockholders'
   equity...............  10,154,361   9,692,855  8,589,692  7,885,560  7,761,495

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

                                                YEARS ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
      Net sales.............................        100%        100%        100%
      Cost of goods sold....................         44          46          47
                                             ----------  ----------  ----------
      Gross profit..........................         56          54          53
      Royalty and licensing income..........          9           4         --
      Total operating income................         65          58          53
      Operating expenses....................         57          44          42
      Income from operations................          8          14          11
      Interest income, net..................          2           3           2
      Taxes on income.......................          3           6           4
                                             ----------  ----------  ----------
      Net income............................          7%         11%          9%
                                             ==========  ==========  ==========

  The following table provides a breakdown of the net sales and respective percentages of net sales of the Company's various product lines. Revenues realized from sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                                YEARS ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
      TRAFFIC SAFETY........................ $4,772,272  $5,259,346  $5,087,676
      Percentage of revenues................         51%         57%         62%
      SURVEY AND MAPPING....................  4,006,730   3,175,031   2,991,549
      Percentage of revenues................         43          34          36
      DAS100 SHIP DOCKING AID SYSTEM........    261,876     763,930         --
      Percentage of revenues................          3           8
      OTHER.................................    251,759     108,470     146,551
      Percentage of revenues................          3           1           2
                                             ----------  ----------  ----------
      Total Revenues........................ $9,292,637  $9,306,777  $8,225,776
                                             ==========  ==========  ==========

 Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

  Net Sales for the fiscal year ended September 30, 1997 ("1997") were $9,292,637 compared to $9,306,777 realized during the fiscal year ended September 30, 1996 ("1996"). Decreased volume sales of the Company's Ship Docking aid sensors were offset by increased Survey and Mapping sales. Larger sales of the Company's ship docking systems were realized in 1996 as compared to 1997, due to the Company's completion of its contract with Lockheed Martin in 1996. Management expects that sales of its Ship Docking Aid Systems will greatly fluctuate between financial periods due to the specialized nature of the business.

  The decline in sales of the Company's Ship Docking Aid systems was offset by increased Survey and Mapping sales of the Company's products. Survey and Mapping sales rose 26% to $4,006,730 in 1997 from $3,175,031 in 1996 due to increased volume sales of the second generation Impulse series of survey lasers. As market penetration of the Company's second generation Impulse expanded, sales of the Company's Criterion slowed as the Impulse replaced first generation technology. Management believes that the smaller size and lower price point of the Impulse make the technology more accessible for an increased number of users and applications in the survey and mapping industry.

  Traffic Safety sales in 1997 were $4,772,272 compared to $5,259,346 realized in 1996 representing a 9% decrease in the Company's overall Traffic Safety revenues. The decline in Traffic Safety sales in 1997 compared to 1996 was primarily related to lower international sales of the Company's Traffic Safety products. Despite lower international revenues, domestic sales of Traffic Safety products rose 5% to $2,375,111 in 1997 compared to 1996 domestic Traffic Safety sales of $2,270,931 due to the fourth quarter introduction of the UltraLyte. During the 1997 fourth quarter, the Company introduced the UltraLyte, a second generation successor of its Marksman laser speed detection device. Management believes that Traffic Safety sales are beginning to benefit from second generation products such as the UltraLyte and believes that sales of the Company's Traffic Safety products should improve as this new product is fully introduced into the market.

  International sales comprised 47% of net sales in 1997 compared to 49% in 1996. Historically, the Company experiences quarterly fluctuations in its foreign sales due to the placement of typically large orders for the Company's Marksman and Laser DigiCam Traffic Safety products. Foreign sales of the Company's products are expected to continue to comprise a significant portion of its revenues. The Company currently requires that all international sales be paid for with U.S. dollars.

  Cost of goods sold decreased 4% to $4,086,026 in 1997 from $4,241,389 in 1996. During 1997, the Company benefitted from manufacturing cost reductions related to its second generation Impulse and UltraLyte, designed to reduce manufacturing costs and improve production efficiency. As a result, gross profit as a percentage of net sales was 56% in 1997 compared to 54% realized in 1996. Management recognizes that competitive pressure may affect the Company's gross profit margins. Such impact from reduced selling prices is expected to be offset by reduced manufacturing costs on second generation products. Such price reductions were not a significant factor effecting the Company's 1997 revenues. As second generation products become a larger percentage of overall sales, Management expects gross margins to continue to improve. The Company anticipates that gross profit margins from international markets will remain consistent with those realized domestically in most international markets for the Company's current product lines. However, management believes that gross profit margins on high volume international sales of its laser speed detection systems may be less than those realized domestically due to reduced selling prices on high volume orders. The Company minimizes the effect of currency fluctuations by requiring payment in U.S. funds.

  Total operating expenses increased approximately 32% to $5,342,067 in 1997 from $4,058,908 for the comparable 1996 period. As a percentage of net sales, total operating expenses rose to 57% in 1997 from 44% in 1996. Increased operating expenses realized in 1997 primarily relate to the Company's increased distribution efforts and consultant fees related to the implementation of the Company's newly integrated JD Edwards business software package. During fiscal 1997, the Company continued to invest in building its direct sales force for its domestic Traffic Safety and Survey and Mapping business segments. As a result, the Company incurred increased operating expenses including increased compensation expense due to increased personnel, and higher advertising and travel expenses related to accelerated marketing efforts over the previous year. The Company anticipates that operating expenses will continue to increase to support the Company's continued growth as the Company's sales increase. However, Management believes that operating expenses will increase at a slower rate, now that the Company's investment in infrastructure is substantially complete.

  Royalty income primarily related to the Company's agreement with Bushnell on sales of the Yardage Pro series of laser range finders marketed by Bushnell rose 117% to $868,931 in 1997 from $401,121 realized in 1996. Management believes that royalty income received from its current licensing arrangements related to the Company's proprietary technology will continue to positively impact the Company's results of operations. See "Royalty and Licensing Income."

  Improved Royalty income partially offset the increase in operating expenses in 1997. Combined with income earned on investments of $163,955 and $235,771 in 1997 and 1996, respectively, the Company realized income before taxes on income of $897,430 in 1997 compared to income before taxes on income of $1,643,372 for the comparable 1996 period. After taxes on income, the Company realized net income of $585,430, or $.12 per share, in 1997 compared to $1,063,372, or $.20 per share, in 1996.

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

  Net sales of the Company's Traffic Safety products increased 3% in 1996 compared to 1995. Increased volume sales of the Company's Laser DigiCam photo laser system internationally offset a decrease in hand-held Marksman sales. In April 1996, the Company's hand-held Marksman laser speed detection system was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed detection devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list. This list is comprised of speed enforcement products which have passed the national standard. Because the approval occurred so late in the year, Management believes that law enforcement agencies deferred purchases of the Company's Marksman hand-held laser speed detection system in order to purchase the Marksman with federal funds.

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

  During fiscal 1996, the Company began receiving royalty income related to its agreement with Bushnell Corporation ("Bushnell") from sales of the Yardage Pro, a laser range finder developed by the Company in cooperation with Bushnell. The Company receives running royalties on designated net sales of the Yardage Pro product developed under the agreement and received development fees for the initial technology development as well as supplemental fees related to production engineering of the Yardage Pro. During fiscal 1996, royalty income received from Bushnell was $341,000.

  In September 1996, the Company licensed a patent to a competitor within its Traffic Safety business, Kustom Signals, Inc., ("Kustom") and to Kustom's supplier of its laser speed measurement devices, LaserCraft, Inc. ("LaserCraft"). Pursuant to the license agreement, the Company receives licensing fees on designated sales on a per unit basis, for each licensed device sold by Kustom and LaserCraft, excluding those sold by LaserCraft to Kustom for subsequent resale. During 1996 the Company received licensing fees for an undisclosed number of units pursuant to this agreement in the amount of $60,000.

  Operating expenses increased 18% to $4,058,908 in 1996 from $3,431,694 in 1995. As a percentage of net sales, 1996 operating expenses rose slightly to 44% compared to 42% in 1995. Increased compensation expense due to increased personnel primarily within the Company's marketing and research and development areas, and higher marketing expenses related to increased sales activities, including higher advertising and travel expenses comprised the majority of the increase in total operating expenses in 1996 as compared to 1995.

  As a result of increased sales and the addition of royalty and licensing income, the Company achieved a 51% increase in income from operations to $1,407,601 in 1996 compared to operating income of $929,609 in 1995. Combined with income earned on investments of $235,771 and $157,523 in 1996 and 1995, respectively, the Company realized pretax income of $1,643,372 in 1996 compared to pretax income of $1,087,132 in 1995. After taxes on income, the Company realized net income of $1,063,372, or $.20 per share, in 1996, compared to $704,132, or $.14 per share, in 1995.

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

  In September 1996, the Company agreed to license to Kustom Signals, Inc., ("Kustom") and LaserCraft, Inc., ("LaserCraft"), a patent relating to the Company's hand-held laser speed detection system (the "Patent"). In fiscal 1996, the Company gave notice to Kustom that it was potentially infringing the Patent by making and selling laser-based speed measurement devices manufactured for them by LaserCraft. While Kustom and LaserCraft have not acknowledged infringement of the Patent, they entered into the license agreement, whereby the Company granted Kustom and LaserCraft the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by claims of the Patent. In consideration for the license agreement, the Company received a prepayment of licensing fees for a predetermined number of licensed devices sold by Kustom, and receives license fees for each licensed device sold by Kustom. Additionally, the Company may receive license fees for each licensed device sold by LaserCraft, except for those devices that are manufactured for Kustom for resale.

  During fiscal 1997, the Company entered into a license agreement with Bushnell and Tasco Sales, Inc., ("Tasco") whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro which will enable Tasco to introduce a competitive product into the consumer sporting market. Together, the Company and Bushnell will receive running royalties on net sales of Tasco products.

  Also in fiscal 1997, the Company agreed to license to Applied Concepts, Inc., ("ACI"), a patent relating to the Company's hand-held laser speed detection system. Under this agreement, the Company granted ACI the nonexclusive right to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration of the license agreement, the Company will receive licensing fees as a percentage of net sales on each licensed device sold by ACI. To date, no licensing fees have been received from Tasco or ACI.

FOREIGN SALES

  Foreign sales of the Company's products were 47%, 49% and 44% the fiscal years ended September 30, 1997, 1996 and 1995, respectively. Management believes that foreign sales of the Company's products will continue to comprise a significant portion of its revenues. The Company requires that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make the Company's products less competitive in those markets.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs related to the continual development of the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totalled approximately $664,000, $514,000 and $363,000 for the years ended September 30, 1997, 1996 and 1995, respectively. Year to year increases in research and development expenditures are primarily attributable to increased personnel costs related to increased personnel requirements. Management anticipates continued increases in research and development costs as the Company seeks to develop new products and enhance existing ones.

INCOME TAXES

  Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities. As a result, at September 30, 1997, the Company has recorded a deferred tax asset totalling $81,000. Based upon the Company's history of taxable income and its projections for future earnings, Management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset. See note 4 to the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital needs have been satisfied primarily through the Company's public offering consummated in January 1993 (which provided $6,313,881 in net proceeds to the Company, after deduction of underwriting discounts and related offering expenses) and cash flow from operations. The Company's working capital at September 30, 1997 was $7,803,965 as compared to working capital of $7,698,674 at September 30, 1996. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

  For the year ended September 30, 1997, cash used in operating activities of $102,577 was primarily used to finance an increase of $570,154 in trade accounts receivable. Additionally, $221,268 was used to expand inventories to meet anticipated production demand. Cash used in investing activities of $1,068,793 primarily related to the reinvestment of unused cash reserves of $429,585 and $435,851 was used for the purchase of property and equipment and leasehold improvements related to the expansion of the Company's facilities. Cash used in financing activities of $123,924 related primarily to the purchase of shares of the Company's common stock, recorded at cost. For the year ended September 30, 1997 cash and cash equivalents decreased $1,295,294.

  For the year ended September 30, 1996, cash provided by operating activities was $201,674. Net income of $1,063,372 combined with an increase of $511,465 in accounts payable and accrued expenses was used to finance an increase in trade accounts receivable of $1,028,760 and $284,029 was used to expand inventories. Cash provided by investing activities of $421,716 was primarily attributable to proceeds, after reinvestment, from the sale of investments of $1,169,914 of which $632,437 was used for the purchase of property and equipment and leasehold improvements related to the Company's facility expansion in December 1995. Cash flows of $30,328 provided by financing activities, resulted from proceeds received from the exercise of employee stock options pursuant to the Company's Equity Incentive Plan of $39,791, less payments on long-term debt. For the year ended September 30, 1996, cash and cash equivalents increased $653,718.

  For the year ended September 30, 1995, cash provided by operating activities of $963,739 was primarily attributable to net income for the year of $704,132. Additionally, the Company realized a decrease in accounts receivable of $590,934 offset by increased inventory levels of $896,209 needed to meet anticipated sales demand. During fiscal 1995, cash used in investing activities of $470,089 related primarily to the reinvestment of unused cash reserves of $311,622 into marketable securities, and $158,467 was used for the purchases of property and equipment and certain patent costs related to the protection of the Company's proprietary technology. Cash used in financing activities of $200,129 was used to extinguish the Company's debt obligations related to the Company's facility expansion during fiscal 1994. For the year ended September 30, 1995, cash and cash equivalents increased $293,521.

OTHER

  During the 1997 fiscal year, the Company expanded its facilities pursuant to the Company's rights for additional expansion space under its current lease agreements to provide additional office and production space. Additionally, in 1997, the Company expended capital to fully integrate and automate its information systems management and accounting software in preparation of future growth. The Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future, and, that the capital invested to expand its facilities and resources did not have a material impact on the Company's current working capital. However, the Company's 1997 results of operations were impacted by consulting fees related to the Company's new systems implementation.

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

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

  The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

RISK FACTORS AND CAUTIONARY STATEMENTS

  This report contains "forward-looking statements." Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including but not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FDA or environmental regulations, and other risks detailed in the Company's Registration Statement on Form S-1 as filed the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Information with respect to this item is contained in the consolidated financial statements appearing in Item 14 of this report. Such information is incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers and directors of the Company are as follows:

NAME                         AGE                    POSITION
----                         ---                    --------
David Williams..............  42 President, Chief Executive Officer and Director
Jeremy G. Dunne.............  40 Vice President and Director
Dan N. Grothe...............  60 Secretary and Director
Pamela Sevy.................  32 Treasurer and Chief Financial Officer
William Carr................  58 Director
F. James Lynch..............  67 Director
Richard B. Sayford..........  65 Director
H. DeWorth Williams.........  62 Director

  The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. In June 1994, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's common stock to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the plan. The exercise price in each case is the fair market value of the Company's Common Stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. Pursuant to the Director Plan, as of September 30, 1997, options to purchase 30,000 shares were granted and are outstanding to each of four non-employee directors at exercise prices ranging from $3.06 to $4.94 per share. In addition, the Company reimburses each Director's out of pocket expenses incurred in connection with their duties as directors.

  Each officer of the Company serves at the discretion of the Board of Directors. As of September 30, 1997, there were two committees of the Board of
Directors: the Audit Committee consisting of Mr. Carr, Mr. Lynch and Mr. Sayford; and the Compensation Committee consisting of Mr. H. Deworth Williams, Mr. Lynch and Mr. Sayford.

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

  Dan N. Grothe. In May 1993, Mr. Grothe became a full time employee of the Company directing certain marketing activities focused on improving marketing to federal and municipal government agencies. From 1989 to May of 1993, Mr. Grothe was self employed as a financial advisor to corporations doing business with government agencies. Mr. Grothe was a vice president at Hanifen Imhoff, Inc., Denver, Colorado, working primarily as a tax-exempt bond underwriter. Mr. Grothe also serves as President of the Company's wholly-owned subsidiary, Laser Communications, Inc., heading marketing efforts of the Company's DAS100 Ship Docking Aid Systems.

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

ITEM 11. EXECUTIVE COMPENSATION

EMPLOYMENT AGREEMENTS

  In July 1992, the Company entered into employment agreements with David Williams and Jeremy Dunne, pursuant to which they receive annual base salaries subject to increases at the discretion of the Board of Directors. In 1997, these agreements were renewed. Each employment agreement prohibits the employee from directly or indirectly competing with the Company for a period of three years following termination of their employment.

CASH COMPENSATION

  The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended September 30, 1997, 1996 and 1995, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                          SUMMARY COMPENSATION TABLE

   NAME AND PRINCIPAL                             OTHER ANNUAL    ALL OTHER
   POSITION              YEAR   SALARY    BONUS   COMPENSATION   COMPENSATION
   ------------------    ----   -------   -----   ------------   ------------
   David Williams,       1997   $90,525   $--         $--            $--
    President, C.E.O.    1996    84,600    --          --             --
                         1995    75,675    --          --             --

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

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
                               OPTION/SAR VALUES

                             NUMBER OF SECURITIES            VALUE OF
                            UNDERLYING UNEXERCISED          UNEXERCISED
                                OPTIONS/SARS AT            IN-THE-MONEY
                                FISCAL YEAR END           FISCAL YEAR END
   NAME AND PRINCIPAL
   POSITION                EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
   ------------------      ------------------------- -------------------------
   David Williams,                68,250/none                 $0/none
    President, C.E.O. (1)

--------
(1) On June 3, 1994, the Company granted options to purchase 68,250 shares of the Company's common stock to David Williams, President and CEO, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vest annually in three equal installments over a three year period.

 Equity Incentive Plan

  In 1994, the Company adopted an equity incentive plan, the "Employee Plan" which provides for the issuance of options to key employees and consultants of the Company to purchase up to an aggregate of 530,000 shares of the Company's Common Stock at the fair market value of the stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. The Employee Plan also allows for the grant of awards in the form of restricted stock, stock units or stock appreciation rights, so long as the total number of shares of Common Stock subject to all awards under the Employee Plan does not exceed 530,000. As of September 30, 1997, options to purchase 505,750 shares of the Company's common stock were outstanding, at exercise prices ranging from $3.35 to $5.25 per share of which 471,000 options were exercisable at September 30, 1997. The options are non-transferrable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

 Non-Employee Director Stock Option Plan

  In 1994, the Company also adopted a stock option program for non-employee directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's Common Stock at the effective date of the plan to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the Director Plan. The maximum number of shares that may be subject to options issued under the Director Plan is 120,000. The exercise price in each case is the fair market value of the Common Stock on the date of grant, determined in the same manner as under the Employee Plan. As of September 30, 1997, pursuant to the Director Plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $3.06 to $4.94 per share. Options granted under the Director Plan vest one-third each year for three years and expire ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director of the Company (subject to certain exceptions contained in the Director Plan). At September 30, 1997, 100,000 options were exercisable pursuant to the Director Plan.

  The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information, to the best knowledge of the Company, as of December 31, 1997 with respect to each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

                                                          NUMBER OF
                                                            SHARES    PERCENTAGE
                                                         BENEFICIALLY OWNERSHIP
NAME                                                        OWNED        (1)
----                                                     ------------ ----------
David Williams (2)......................................    402,686       8.0%
1501 W. Dry Creek Road
Littleton, Colorado 80210
Jeremy G. Dunne (3).....................................    414,500       8.2%
2686 E. Otero Place
Littleton, Colorado 80122
Dan N. Grothe (4).......................................     43,000        .9%
6837 South Elizabeth Street
Littleton, Colorado 80122
William Carr (5)........................................     35,200        .7%
6195 Gharrett
Missoula, Montana 59803
F. James Lynch (6)......................................     32,000        .7%
27 Blue Heron Drive
Greenwood Village, Colorado 80121
Richard B. Sayford (7)..................................     24,000        .5%
89 Silver Fox Drive
Greenwood Village, Colorado 80121
H. DeWorth Williams (8).................................    579,157      11.6%
P.O. Box 2148
Park City, Utah 84060
Directors and officers as a group (8 persons)(9)          1,625,052      33.0%

--------
(1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 31, 1997 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 68,250 shares which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(3) Includes 68,250 shares which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.
(4) Includes 33,000 shares which may be acquired by Mr. Grothe pursuant to the exercise of stock options exercisable within sixty days.
(5) Includes 30,000 shares which may be acquired by Mr. Carr pursuant to the exercise of stock options exercisable within sixty days.
(6) Includes 30,000 shares which may be acquired by Mr. Lynch pursuant to the exercise of stock options exercisable within sixty days.
(7) Includes 20,000 shares which may be acquired by Mr. Sayford pursuant to the exercise of stock options exercisable within sixty days.
(8) Includes 30,000 shares which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(9) Includes 330,500 shares which may be acquired by the Company's officers or directors within sixty days pursuant to the exercise of stock options at various prices.

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

 EXHIBIT NO.                            EXHIBIT NAME
 -----------                            ------------
     3.3     Articles of Incorporation for the State of Delaware
     3.4     By-Laws of Registrant
     3.5     Certificate of Merger
     *4.1    Specimen Common Stock Certificates of Registrant
    *10.1    Promissory Note, Secured Note and Warrant Agreement dated as of
             February 21, 1991 between Registrant and Plaza Resources Company
    *10.2    Amendment to the Promissory Note, Secured Note and Warrant
             Agreement dated as of October 24, 1991 between the Registrant and
             Plaza Resources Company
    *10.3    Letter Agreement dated July 17, 1992 between Registrant and Plaza
             Resources Company Including Amendments dated September 23, 1992,
             December 1, 1992, December 22, 1992, and January 7, 1993
    *10.4    Lease Agreement for Registrant's Principal Place of Business
    *10.5    Non-Competition and Secrecy Agreement dated July 15, 1990 between
             Registrant and David Williams, President of Registrant
    *10.6    Non-Competition and Secrecy Agreement dated July 15, 1990 between
             Registrant and Jeremy Dunne, Vice President of Registrant
    *10.7    Employment Agreement between Registrant and David Williams
    *10.8    Employment Agreement between Registrant and Jeremy Dunne
    *10.9    Non-Disclosure/Confidentiality Agreement between Registrant and
             Certain Other Key Employees
  **10.14    Amendment to Lease to Include New Facility
 ***10.15    Employee Stock Option Plan
 ***10.16    Non-Employee Director Plan
     27.1    Financial Data Schedule

--------
* Incorporated by reference to the Company's Form S-1 registration statement, file no. 1-11642.
** Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
*** Incorporated by reference to the Company's Form 10-Q for the period ended
    June 30, 1994.

(B) REPORTS ON FORM 8-K:

  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

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

                                          Laser Technology, Inc.

                                                    /s/ David Williams
December 23, 1996                         By __________________________________
                                                      David Williams
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

         /s/ David Williams            President and Chief     December 31, 1997
-------------------------------------   Executive Officer            1997
           David Williams               and Director

         /s/ Jeremy G. Dunne           Vice President and      December 31, 1997
-------------------------------------   Director
           Jeremy G. Dunne

           /s/ Pamela Sevy             Treasurer, Chief        December 31, 1997
-------------------------------------   Financial Officer
             Pamela Sevy                and Principal
                                        Accounting Officer

          /s/ Dan N. Grothe            Secretary and           December 31, 1997
-------------------------------------   Director
            Dan N. Grothe

         /s/ William R. Carr           Director                December 31, 1997
-------------------------------------
           William R. Carr

         /s/ F. James Lynch            Director                December 31, 1997
-------------------------------------
           F. James Lynch

       /s/ Richard B. Sayford          Director                December 31, 1997
-------------------------------------
         Richard B. Sayford

       /s/ H. DeWorth Williams         Director                December 31, 1997
-------------------------------------
         H. DeWorth Williams

                             LASER TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants....................        F-2
Consolidated Balance Sheets...........................................        F-3
Consolidated Statements of Operations.................................        F-4
Consolidated Statements of Stockholders' Equity.......................        F-5
Consolidated Statements of Cash Flows.................................        F-6
Summary of Accounting Policies........................................  F-7--F-10
Notes to Consolidated Financial Statements............................ F-11--F-17
Financial Statement Schedule--
  Schedule II--Valuation and Qualifying Accounts......................        S-1

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Laser Technology, Inc.
Englewood, Colorado

  We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Laser Technology, Inc. and subsidiaries at September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.

  Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                          BDO Seidman, LLP

Denver, Colorado
November 21, 1997

                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,
                                                      ------------------------
                                                         1997         1996
                       ASSETS                         -----------  -----------
Current:
  Cash and cash equivalents.......................... $   951,945  $ 2,247,239
  Investments........................................   1,023,431      600,000
  Trade accounts receivable (Note 6), less allowance
   of $10,000 for doubtful accounts..................   3,334,479    2,764,325
  Royalties receivable...............................     415,648      187,193
  Inventories (Note 1)...............................   2,798,903    2,577,635
  Deferred income tax benefit (Note 4)...............      81,000       52,000
  Prepaids and other current assets..................     188,824      240,886
                                                      -----------  -----------
    Total current assets.............................   8,794,230    8,669,278
  Property and equipment, net of accumulated
   depreciation and amortization (Note 2)............   1,291,899    1,113,274
  Long-term investments..............................     617,427      611,273
  Other assets.......................................     441,070      269,634
                                                      -----------  -----------
                                                      $11,144,626  $10,663,459
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
  Accounts payable................................... $   660,736  $   723,178
  Accrued expenses...................................     329,529      247,426
                                                      -----------  -----------
    Total current liabilities........................     990,265      970,604
Commitments (Note 5)
Stockholders' equity (Note 3):
  Preferred stock, $.01 par value-shares authorized
   2,000,000;
   shares issued--none...............................         --           --
  Common stock, $.01 par value--shares authorized
   25,000,000; shares issued 5,208,201 and 5,088,201.      52,082       50,882
  Additional paid-in capital.........................   9,622,780    9,623,980
  Treasury stock at cost, 209,850 and 88,768 shares..    (141,459)     (17,535)
  Retained earnings..................................     620,958       35,528
                                                      -----------  -----------
    Total stockholders' equity.......................  10,154,361    9,692,855
                                                      -----------  -----------
                                                      $11,144,626  $10,663,459
                                                      ===========  ===========

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED SEPTEMBER 30,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
Net sales (Note 6)............................ $9,292,637 $9,306,777 $8,225,776
Less cost of goods sold.......................  4,086,026  4,241,389  3,864,473
                                               ---------- ---------- ----------
Gross profit..................................  5,206,611  5,065,388  4,361,303
Royalty and licensing income..................    868,931    401,121        --
                                               ---------- ---------- ----------
Total operating income........................  6,075,542  5,466,509  4,361,303
  Operating expenses..........................  5,342,067  4,058,908  3,431,694
                                               ---------- ---------- ----------
Income from operations........................    733,475  1,407,601    929,609
Interest income, net..........................    163,955    235,771    157,523
                                               ---------- ---------- ----------
Income before taxes on income.................    897,430  1,643,372  1,087,132
Taxes on income (Note 4)......................    312,000    580,000    383,000
                                               ---------- ---------- ----------
Net income.................................... $  585,430 $1,063,372 $  704,132
                                               ========== ========== ==========
Income per common share....................... $      .12 $     0.20 $     0.14
                                               ========== ========== ==========
Weighted average shares outstanding...........  4,998,351  5,209,981  4,989,600
                                               ========== ========== ==========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             LASER TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995

                           COMMON STOCK    ADDITIONAL              RETAINED
                         -----------------  PAID-IN    TREASURY    EARNINGS
                          SHARES   AMOUNT   CAPITAL      STOCK     (DEFICIT)      TOTAL
                         --------- ------- ----------  ---------  -----------  -----------
Balance, October 1,
 1994................... 5,078,368 $50,784 $9,584,287  $ (17,535) $(1,731,976) $ 7,885,560
  Net income for the
   year.................       --      --         --         --       704,132      704,132
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1995................... 5,078,368  50,784  9,584,287    (17,535)  (1,027,884)   8,589,692
  Exercised stock
   options..............     9,833      98     39,693        --           --        39,791
  Net income for the
   year.................       --      --         --         --     1,063,372    1,063,372
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1996................... 5,088,201  50,882  9,623,980    (17,535)      35,528    9,692,855
  Concurrent exercise of
   stock options and
   purchase of treasury
   stock................   120,000   1,200     (1,200)  (120,000)         --      (120,000)
  Purchase of treasury
   stock ...............       --      --         --      (3,924)         --        (3,924)
  Net income for the
   year.................       --      --         --         --       585,430      585,430
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1997................... 5,208,201 $52,082 $9,622,780  $(141,459) $   620,958  $10,154,361
                         ========= ======= ==========  =========  ===========  ===========


   See accompanying summary of accounting policies and notes to consolidated financial statements.

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                 YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
Operating activities:
  Net income...............................  $  585,430  $1,063,372  $  704,132
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
  Depreciation and amortization............     288,447     184,119     179,620
  Deferred income taxes....................     (29,000)     (6,000)    257,000
  Changes in operating assets and
   liabilities:
    Trade accounts receivable..............    (570,154) (1,028,760)    590,934
    Royalties receivable...................    (228,455)    (78,035)        --
    Inventories............................    (221,268)   (284,029)   (896,209)
    Other assets...........................      52,762    (160,458)        433
    Accounts payable and accrued expenses..      19,661     511,465     127,829
                                             ----------  ----------  ----------
Cash provided by (used in) operating
 activities................................    (102,577)    201,674     963,739
                                             ----------  ----------  ----------
Investing activities:
  Purchases of property and equipment......    (453,851)   (632,437)    (74,894)
  Purchases of investments.................  (1,297,465)   (631,117) (2,370,538)
  Proceeds from sale of investments........     867,880   1,801,031   2,058,916
  Patent costs paid........................    (185,357)   (115,761)    (83,573)
                                             ----------  ----------  ----------
Cash provided by (used in) investing activ-
 ities.....................................  (1,068,793)    421,716    (470,089)
                                             ----------  ----------  ----------
Financing activities:
  Payments on long-term debt...............         --       (9,463)   (200,129)
  Proceeds from exercise of stock options..         --       39,791         --
  Purchase of treasury stock...............    (123,924)        --          --
                                             ----------  ----------  ----------
Cash provided by (used in) financing
 activities................................    (123,924)     30,328    (200,129)
                                             ----------  ----------  ----------
Increase (decrease) in cash and cash
 equivalents...............................  (1,295,294)    653,718     293,521
Cash and cash equivalents, beginning of
 year......................................   2,247,239   1,593,521   1,300,000
                                             ----------  ----------  ----------
Cash and cash equivalents, end of year.....  $  951,945  $2,247,239  $1,593,521
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

  Effective May 30, 1997, Laser Technology, Inc. an Idaho corporation ("Laser Technology-Idaho"), was merged into a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware), with Laser Technology-Idaho ceasing to exist, for the principal purposes of (a) changing the corporate domicile of the Company from the State of Idaho to Delaware, and (b) to adopt certain changes to the Company's corporate charter. The transaction was accounted for as a recapitalization similar to a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology-Delaware had no operations prior to the merger. Stockholders of Laser Technology-Delaware received the same number of shares of common stock as previously held in Laser Technology-Idaho.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying amounts of financial instruments including cash and cash equivalents, investments, trade accounts receivable, royalties receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments.

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

  At September 30, 1997 and 1996 investments consisted of the following:

                                                             1997       1996
                                                          ---------- ----------
      Current--
        U.S. Government Obligations...................... $1,023,431 $  600,000
                                                          ---------- ----------
      Non-current:
        Municipal Bonds..................................    529,589    509,775
        U.S. Government Obligations......................     87,838    101,498
                                                          ---------- ----------
                                                             617,427    611,273
                                                          ---------- ----------
                                                          $1,640,858 $1,211,273
                                                          ========== ==========

                            LASER TECHNOLOGY, INC.

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

PATENTS AND AMORTIZATION

  Patents are carried at cost and when granted, are amortized over their estimated useful lives of 15 to 17 years. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

RESEARCH AND DEVELOPMENT COST

  Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totalled $664,000, $514,000 and $363,000 for the years ended September 30, 1997, 1996 and 1995.

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

STOCK OPTIONS

  The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

  SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

REVENUE RECOGNITION

  Revenue is recognized upon shipment of goods to the customer. The Company's general sales terms allow for a 1% discount in 10 days/net 30 days. Other than to customers deemed creditworthy, international sales primarily require immediate payment or a letter of credit (see Note 6). Royalties and licensing fees are recognized when earned in accordance with the specific terms of each agreement.

                            LASER TECHNOLOGY, INC.

ADVERTISING

  Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 1997, 1996 and 1995 was approximately $381,000, $301,000 and $208,000.

STATEMENT OF CASH FLOWS

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 1997 and 1996, cash and cash equivalents included money market and mutual fund accounts of approximately $206,000 and $2,077,000.

NEW ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

  The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

  SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of the standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

RECLASSIFICATIONS

  Certain reclassifications have been made to the 1996 financial statements to conform to the current year's presentation.

                            LASER TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. INVENTORIES

  Inventories consisted of the following:

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Finished goods........................................... $  896,381 $  710,027
Work-in-process..........................................    840,877    785,339
Raw materials and supplies...............................  1,061,645  1,082,269
                                                          ---------- ----------
                                                          $2,798,903 $2,577,635
                                                          ========== ==========

2. PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following:

                                                              SEPTEMBER 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
Shop equipment........................................... $  791,692 $  691,885
Office equipment.........................................    614,381    479,843
Leasehold improvements...................................    447,807    335,069
Automobiles..............................................    208,524    214,841
Furniture/fixtures.......................................    183,967    127,504
                                                          ---------- ----------
                                                           2,246,371  1,849,142
Less accumulated depreciation and amortization...........    954,472    735,868
                                                          ---------- ----------
                                                          $1,291,899 $1,113,274
                                                          ========== ==========

  Depreciation expense was $275,227 and $163,610 for the years ended September 30, 1997 and 1996.

3. STOCKHOLDERS' EQUITY

 CAPITAL STOCK

  At September 30, 1997, the Company had 3,094,250 common shares reserved or available for issuance as follows:

Common Shares:
  Equity Incentive Plan...............................................   530,000
  Non-Employee Director Stock Option Plan.............................   120,000
Warrants:
  Redeemable warrants................................................. 1,652,000
  PRC warrants........................................................   356,250
  Underwriter's nonredeemable warrants................................   276,000
  Laser Partners' warrants............................................   160,000
                                                                       ---------
                                                                       3,094,250
                                                                       =========

 PREFERRED STOCK

  Laser Technology is authorized to issue 2,000,000 shares of preferred stock by action of the Company's Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend rights, dividend rates, liquidation preferences, redemption provisions, conversion or

                            LASER TECHNOLOGY, INC.

exchange rights and other rights, preferences, privileges and restriction of any unissued series of preferred stock and the number of shares constituting such series. The Company has no current plans to issue any preferred stock.

 TREASURY STOCK

  (a) In connection with the Company's merger into Delaware, stockholders objecting to the proposed merger were entitled to the right to dissent and appraisal rights of stockholders as allowed by Idaho law. Upon completion of the merger, the Company purchased the dissenting stockholders stock. Cumulatively, nine stockholders, representing 1,082 shares of the Company's common stock, exercised their right to dissent and received $3,924 in total which has been recorded as Treasury Stock.

  (b) In April 1997, 120,000 shares of common stock were issued to three employees at $3.00 per share, under a cashless exercise of unqualified options previously granted in April 1992. Concurrent with the exercise of these options such shares were purchased by the Company at the fair market value of $4.00 per share and recorded as Treasury Stock.

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

 EQUITY INCENTIVE PLAN

  The Company has an Equity Incentive Plan (the "Employee Plan") for the purpose of providing key employees and consultants with added incentives to continue in the service of the Company and to create in such employees and consultants a more direct interest in the future operations of the Company. The Employee Plan permits the grant of stock options, restricted stock awards, stock appreciation rights, stock units and other grants to all of the Company's eligible employees and consultants.

                            LASER TECHNOLOGY, INC.

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

  Under the Employee Plan 530,000 shares of the Company's common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 1997, options to purchase 505,750 shares of the Company's common stock were outstanding, at exercise prices ranging from $3.25 to $5.25 per share of which 471,000 options were exercisable at September 30, 1997.

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

  Under the Director Plan 120,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 1997 options to purchase 120,000 shares of the Company's common stock were outstanding at exercise prices ranging from $3.06 to $4.94 per share of which 100,000 options were exercisable at September 30, 1997.

 UNQUALIFIED STOCK OPTIONS

  In April 1992 the Company granted options to purchase an aggregate of 120,000 shares of its common stock to three employees for services rendered. In April 1997 such shares were issued under a cashless exercise of these options.

  FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 35 percent for all years; risk-free interest rates of 5.9 to 6.0 percent and expected lives of 5 years.

                            LASER TECHNOLOGY, INC.

  Under the accounting provisions of SFAS No. 123, the Company's net income would have been decreased by the pro forma amounts indicated below:

                                                               1997      1996
                                                             -------- ----------
Net income:
  As reported............................................... $585,430 $1,063,372
  Pro forma.................................................  564,123  1,063,372
Net income per share:
  As reported............................................... $   0.12 $     0.20
  Pro forma.................................................     0.11       0.20

  During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

  A summary of the status of the Company's stock option plans as of September 30, 1997 and 1996 and changes during the years ending on those dates is presented below:

                                                  1997               1996
                                            ------------------ -----------------
                                                      WEIGHTED          WEIGHTED
                                                      AVERAGE           AVERAGE
                                                      EXERCISE          EXERCISE
                                             SHARES    PRICE   SHARES    PRICE
                                            --------  -------- -------  --------
Outstanding, beginning of year............   746,500   $4.05   729,500   $4.01
  Granted.................................    34,250    3.83    37,000    4.81
  Canceled................................   (10,000)   4.49   (10,167)   3.86
  Exercised...............................  (120,000)   3.00    (9,833)   3.95
                                            --------   -----   -------   -----
Outstanding, end of year..................   650,750   $4.22   746,500   $4.05
                                            --------   -----   -------   -----
Exercisable, end of year..................   571,000   $4.23   491,417   $3.93
                                            --------   -----   -------   -----
Weighted average fair value of options and
 warrants granted during the year.........             $0.89             $1.94
                                                       =====             =====

                                    OUTSTANDING                EXERCISABLE
                          -------------------------------- --------------------
                                       WEIGHTED
                                        AVERAGE   WEIGHTED             WEIGHTED
                            NUMBER     REMAINING  AVERAGE    NUMBER    AVERAGE
                          OUTSTANDING CONTRACTUAL EXERCISE EXERCISABLE EXERCISE
RANGE OF EXERCISE PRICES  AT 9/30/97     LIFE      PRICE   AT 9/30/97   PRICE
------------------------  ----------- ----------- -------- ----------- --------
$3.00-3.25...............    34,000      7.48      $3.08      20,000    $3.06
 3.50-3.87...............    35,250      2.92       3.79       6,750     3.61
 4.00-4.25...............   518,500      6.70       4.25     513,250     4.25
 4.39-4.91...............    18,250      8.89       4.51       6,083     4.51
 4.94-5.25...............    44,750      8.01       5.02      24,917     4.99
                            -------      ----      -----     -------    -----
$3.00-5.25...............   650,750      6.69      $4.22     571,000    $4.23
                            =======      ====      =====     =======    =====

                            LASER TECHNOLOGY, INC.

4. TAXES ON INCOME

  For the years ended September 30, 1997 and 1996 the provision for federal and state income taxes consisted of the following:

                                                     1997      1996      1995
                                                   --------  --------  ---------
Current:
  Federal......................................... $323,000  $541,000  $ 114,000
  State...........................................   18,000    45,000     12,000
Deferred:
  Federal.........................................  (27,000)   (6,000)   230,000
  State...........................................   (2,000)      --      27,000
                                                   --------  --------  ---------
                                                   $312,000  $580,000  $383,0000
                                                   ========  ========  =========

  A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                     1997      1996      1995
                                                   --------  --------  --------
Income taxes computed at the federal statutory
 rate............................................. $305,000  $559,000  $370,000
State income taxes, net of federal benefit........   12,000    42,000     8,000
Other, net........................................   (5,000)  (21,000)    5,000
                                                   --------  --------  --------
Taxes on income................................... $312,000  $580,000  $383,000
                                                   ========  ========  ========

  The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

                                                                 SEPTEMBER 30,
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
Future deductions:
  Inventories (Uniform Capitalization Rules)................... $79,000 $49,000
  Other, net...................................................   2,000   3,000
                                                                ------- -------
                                                                $81,000 $52,000
                                                                ======= =======

  The Company believes that it is more likely than not that it will realize the deferred tax asset. Therefore, no valuation allowance has been provided.

5. COMMITMENTS

 RETIREMENT PLAN

  Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the "Plan"). Eligible emplopyees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee's contribution and may make discretionary profit sharing contributions. For the year ended September 30, 1997 no contributions were made by the Company to the Plan.

 FACILITY LEASES

  The Company has various operating lease agreements for office and manufacturing facilities that expire through May 31, 2003. Rent expense under operating lease agreements was $145,000, $119,000 and $93,000 for the years ended September 30, 1997, 1996 and 1995.

                            LASER TECHNOLOGY, INC.

  As of September 30, 1997 future minimum lease payments under operating lease agreements are as follows:

  1998................................................................. $122,000
  1999.................................................................  124,000
  2000.................................................................  114,000
  2001.................................................................  122,000
  2002.................................................................  119,000
  Thereafter...........................................................  137,000
                                                                        --------
                                                                        $738,000
                                                                        ========

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

  The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 1997:

Foreign distributors (a)............................................ $2,032,354
State and local municipalities (b)..................................    622,877
U.S. government agencies (c)........................................     93,773
Other receivables...................................................    595,475
                                                                     ----------
                                                                      3,344,479
Less allowance for doubtful accounts................................     10,000
                                                                     ----------
                                                                     $3,334,479
                                                                     ==========

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

  For the years ended September 30, 1997 and 1996, one customer accounted for 11% and 12% of sales. For the year ended September 30, 1995, no single customer accounted for more than 10% of sales.

                             LASER TECHNOLOGY, INC.

  A summary of the Company's sales by geographic area is as follows:

                                                   1997       1996       1995
                                                ---------- ---------- ----------
Foreign sales:
  Asia......................................... $2,364,000 $2,187,000 $1,540,000
  Europe.......................................    641,000  1,233,000  1,171,000
  Canada.......................................    795,000    552,000    680,000
  Australia....................................    378,000    326,000    124,000
  Other........................................    205,507    292,777    109,776
                                                ---------- ---------- ----------
Total foreign sales............................  4,383,507  4,590,777  3,624,776
Domestic sales.................................  4,909,130  4,716,000  4,601,000
                                                ---------- ---------- ----------
                                                $9,292,637 $9,306,777 $8,225,776
                                                ========== ========== ==========

  The Company has no foreign assets.

7.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                        1997     1996    1995
                                                      -------- -------- -------
Cash paid during the year for:
  Interest........................................... $  1,130 $    860 $13,197
  Income taxes.......................................  317,000  487,000  90,000

                             LASER TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                 ADDITIONS
                                      BALANCE    CHARGED TO             BALANCE
                                    AT BEGINNING COSTS AND              AT END
                                     OF PERIOD    EXPENSES  DEDUCTIONS OF PERIOD
                                    ------------ ---------- ---------- ---------
Year Ended September 30, 1995......   $10,000     $17,254    $(17,254)  $10,000
Year Ended September 30, 1996......    10,000         --          --     10,000
Year Ended September 30, 1997......    10,000       3,665      (3,665)   10,000