Form 10-Q
period 1997-12-31
LASER TECHNOLOGY INC
filed 1998-02-13
CIK 889899

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________


Commission File No. 1-11642


                             LASER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                       84-0970494
--------------------------              --------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
               -------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 649-1000
                                 --------------
              (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No_____.
                                      -----

At February 13, 1998, 4,998,351 shares of common stock of the Registrant were issued and outstanding.

================================================================================

                                     INDEX
                                     -----


                         PART I:  FINANCIAL INFORMATION

                                                                    PAGE
                                                                    ----
Item 1.   FINANCIAL STATEMENTS.....................................  1


            Consolidated Balance Sheets............................  1
            Consolidated Statements of Operations..................  3
            Consolidated Statements of Cash Flows..................  4
            Notes to Consolidated Financial Statements.............  5


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS......................  6


            Results of Operations..................................  6
            Liquidity and Capital Resources........................  7



                          PART II:  OTHER INFORMATION


  Item 1.    LEGAL PROCEEDINGS.....................................  8

  Item 2.    CHANGES IN SECURITIES.................................  8

  Item 3.    DEFAULTS UPON SENIOR SECURITIES.......................  8

  Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...  8

  Item 5.    OTHER INFORMATION.....................................  8

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                  DECEMBER 31,   SEPTEMBER 30,
                                                      1997           1997
                                                  -------------  -------------
                                                   (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                      $1,399,943      $  951,945
     Investments                                     1,027,600       1,023,431
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts               2,564,525       3,334,479
     Royalties receivable                              344,497         415,648
     Inventories                                     3,031,360       2,798,903
     Deferred income tax benefit                        81,000          81,000
     Prepaids and other current assets                 265,452         188,824
                                                  -------------  -------------

          Total Current Assets                       8,714,377       8,794,230
                                                  -------------  -------------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                   1,284,499       1,291,899
                                                  -------------  -------------


LONG-TERM INVESTMENTS                                  642,697         617,427
                                                  -------------  -------------

OTHER ASSETS                                           462,869         441,070
                                                  -------------  -------------

          TOTAL ASSETS                             $11,104,442     $11,144,626
                                                  =============  =============


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               1997            1997
                                                           -------------  --------------
                                                            (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                       $   417,532     $   660,736
     Accrued expenses                                           297,474         329,529
                                                            -----------     -----------

          Total Current Liabilities                             715,006         990,265
                                                            -----------     -----------


STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value--shares authorized
      2,000,000; shares issued--none                                  -               -
     Common stock, $.01 par value--shares
      authorized 25,000,000; shares issued 5,208,201             52,082          52,082
     Additional paid-in capital                               9,622,780       9,622,780
     Treasury stock at cost, 209,850 shares                    (141,459)       (141,459)
     Retained earnings                                          856,033         620,958
                                                            -----------     -----------

          Total Stockholders' Equity                         10,389,436      10,154,361
                                                            -----------     -----------

           TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             $11,104,442     $11,144,626
                                                            ===========     ===========


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE MONTHS ENDED
                          DECEMBER 31, 1997 AND 1996
                                  (Unaudited)


                                   DECEMBER 31,        DECEMBER 31,
                                        1997                1996
                                   ------------        ------------
NET SALES                           $2,412,351            $2,003,356
LESS COST OF GOODS SOLD              1,068,823               873,413
                                    ----------            ----------

     Gross Profit                    1,343,528             1,129,943

ROYALTY AND LICENSING INCOME           346,946               180,660
                                    ----------            ----------

TOTAL OPERATING INCOME               1,690,474             1,310,603

OPERATING EXPENSES                   1,377,671             1,180,525
                                    ----------            ----------

INCOME FROM OPERATIONS                 312,803               130,078

INTEREST INCOME (NET)                   43,272                38,546
                                    ----------            ----------

INCOME BEFORE TAXES ON INCOME          356,075               168,624
TAXES ON INCOME                        121,000                59,000
                                    ----------            ----------

NET INCOME                          $  235,075            $  109,624
                                    ==========            ==========

INCOME PER COMMON SHARE             $      .05            $      .02
                                    ==========            ==========


WEIGHTED AVERAGE SHARES OUTSTANDING  4,998,351             4,999,433
                                    ==========            ==========


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                             AND DECEMBER 31, 1996
                                  (Unaudited)


                                                    DECEMBER 31,   DECEMBER 31,
                                                        1997           1996
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $  235,075    $   109,624
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                           72,175         42,900
Changes in operating assets and liabilities:
  Trade accounts receivable                              769,954        934,894
  Inventories                                           (232,457)        (1,573)
  Other assets                                            (5,477)      (100,448)
  Accounts payable and accrued expenses                 (275,259)       (90,877)
                                                      ----------    -----------

Net cash provided by operating activities                564,011        894,520
                                                      ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in investments                                (29,439)    (1,111,919)
  Patent costs paid                                      (25,224)       (16,289)
  Purchases of property and equipment                    (61,350)       (72,555)
                                                      ----------    -----------

Net cash used in investing activities                   (116,013)    (1,200,763)
                                                      ----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         447,998       (306,243)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                              951,945      2,247,239
                                                      ----------    -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                           $1,399,943    $ 1,940,996
                                                      ==========    ===========



        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (Information for the three months ended December 31, 1997 is unaudited)


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

     In the opinion of Management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated results of operations for the three month periods ended December 31, 1997 and 1996, (b) the consolidated financial position at December 31, 1997 and September 30, 1997, and (c) the consolidated statement of cash flows for the three month periods ended December 31, 1997 and 1996. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

B.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise, "SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED DECEMBER 31, 1996

     The following table sets forth, for the three month fiscal periods ended December 31, 1997 and 1996, the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                                                                            THREE MONTHS ENDED
                                                                                                               DECEMBER 31,
                                                                                                        ---------------------------
                                                                                                            1997           1996
                                                                                                        -------------  ------------
     Net sales......................................................................................             100%          100%
     Cost of goods sold.............................................................................              44            44
                                                                                                          ----------    ----------
     Gross profit...................................................................................              56            56
     Royalty and licensing income...................................................................              14             9
                                                                                                          ----------    ----------
     Total operating income.........................................................................              70            65
     Operating expenses.............................................................................              57            59
                                                                                                          ----------    ----------
     Income from operations.........................................................................              13             6
     Interest income, net...........................................................................               2             2
                                                                                                          ----------    ----------
     Income before taxes on income..................................................................              15             8
     Taxes on income................................................................................               5             3
                                                                                                          ----------    ----------
     Net income.....................................................................................              10%            5%
                                                                                                          ==========    ==========

REVENUES

     The following table provides a breakdown of the percentage of net sales of the Company's primary product lines.

                                                                                                             THREE MONTHS ENDED
                                                                                                                 DECEMBER 31,
                                                                                                          ------------------------
                                                                                                                1997          1996
                                                                                                          ----------    ----------
     TRAFFIC SAFETY SYSTEMS...........................................................................    $1,417,141    $  965,058
     Percentage of revenues...........................................................................            59%           48%

     SURVEY AND MAPPING SYSTEMS.......................................................................       723,780       940,831
     Percentage of revenues...........................................................................            30%           47%

     OTHER............................................................................................       271,430        97,467
     Percentage of revenues...........................................................................            11%            5%
                                                                                                          ----------    ----------
             Total Revenues...........................................................................    $2,412,351    $2,003,356
                                                                                                          ==========    ==========

     Net sales for the first quarter ended December 31, 1997 ("1997") rose 20% to $2,412,351 from $2,003,356 for the first quarter ended December 31, 1996 ("1996"). Traffic Safety sales increased 47% in 1997 as compared to 1996 due to the growing popularity of the Company's second generation UltraLyte hand-held laser speed detection system. Survey and Mapping sales were 23% lower in 1997 compared to the 1996 period, primarily the result of first quarter backorders for the Company's Survey and Mapping products which were not filled until January. Additionally, sales of the Company's Ship Docking Aid sensors contributed 9% to the Company's overall revenues during the 1997 first quarter. International sales comprised 46% of sales in both 1997 and 1996. The Company generally experiences quarterly fluctuations in international revenues due to the placement of typically large orders for the Company's Traffic Safety products. Management anticipates that foreign sales of the Company's products will continue to comprise a significant portion of its revenues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONCLUDED)


     Gross profit margins equalled 56% in fiscal 1997 and 1996. The Company anticipates that gross profit margins in most international markets will continue to remain consistent with those realized domestically for the Company's current product lines. However, the Company believes that gross profit margins on certain international sales may be less than those realized domestically due to pricing structures on large volume orders. The Company continues to minimize the effect of currency fluctuations by requiring payment in U.S. funds.

     Royalty and licensing income from the Company's licensees rose 92% in 1997 to $346,946 over 1996 first quarter royalties of $180,660. Management believes that royalty income related to the Company's various licensing agreements will continue to have a positive impact on the Company's results of operations.

     Total operating expenses rose approximately 17% in 1997 to $1,377,671 from $1,180,525 realized in the comparable 1996 period. The year to year increase in total operating expenses primarily relates to increased compensation expense due to increased personnel. As a result of a larger revenue base, as a percentage of net sales, the Company's total operating expenses were 57% in 1997 compared to 59% in 1996.

     The Company realized income from operations of $312,803 in 1997 as compared to $130,078 in 1996, representing a 140% increase in income from operations from the previous year. Increased sales and royalty and licensing income partially offset the increase in operating expenses in 1997. Combined with interest income earned on investments, the Company had pretax income of $356,075 in 1997 as compared to pretax income of $168,624 in 1996. Net income rose 114% in 1997 to $235,075, or $.05 per share, from $109,624, or $.02 per share, realized in 1996.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had working capital of $7,999,371. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

     For the three month period ended December 31, 1997, cash provided by operating activities was $564,011. Net income of $235,075 combined with a decrease in accounts receivable of $769,954 financed an increase in inventories of $232,457 and reduced accounts payable and accrued expenses by $275,259. Of the net cash used in investing activities of $116,013, $86,574 was used for equipment acquisitions and certain patent costs. For the three month period ended December 31, 1997, cash and cash equivalents increased $447,998.

     Cash provided by operating activities of $894,520 for the three month period ended December 31, 1996 resulted from a decrease of $934,894 in trade accounts receivable combined with net income of $109,624 for the period less $100,448 expended to increase other assets. Cash used in investing activities of $1,200,763 related primarily to the purchase of investments and property and equipment. For the three month period ended December 31, 1996, cash and cash equivalents decreased $306,243.

YEAR 2000 COMPLIANT

     During the year ended September 30, 1997, the Company converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). The Company believes all of its computer systems are currently in compliance and does not anticipate any additional expenditures related to the year 2000 conversion.

RISK FACTORS AND CAUTIONARY STATEMENTS

     Forward-looking statements within this report are made pursuant to the "safe harbor" provisions of the Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including, but not limited to, continued acceptance of the Company's products in the market place, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FDA or environmental regulations, and other risks and uncertainties detailed in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission.

                          PART II.  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        This Item is not applicable to the Company.

ITEM 2. CHANGES IN SECURITIES

        This Item is not applicable to the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        This Item is not applicable to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1997.

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



Date:February 13, 1998                     By   /s/ Pamela Sevy
     -----------------                       ----------------------
                                           Pamela Sevy
                                           Chief Financial Officer



Date:February 13, 1998                     By   /s/ David Williams
     -----------------                       -----------------------
                                           David Williams
                                           President and Chief Executive Officer