Form 10-Q
period 1998-03-31
LASER TECHNOLOGY INC
filed 1998-05-01
CIK 889899

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________



Commission File No. 1-11642

                             LASER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                      84-0970494
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

                   7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO 80112
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 649-1000
                                 --------------
               (Registrant's telephone number including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

At April 20, 1998, 4,998,351 shares of common stock of the Registrant were outstanding.

================================================================================

                                      INDEX

                          PART I: FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
  Item 1. FINANCIAL STATEMENTS............................................  1


              Consolidated Balance Sheets.................................  1
              Consolidated Statements of Income...........................  3
              Consolidated Statements of Cash Flows.......................  4
              Notes to Consolidated Financial Statements..................  5



  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.............................  7


              Results of Operations.......................................  7
              Liquidity and Capital Resources.............................  9



                           PART II: OTHER INFORMATION


  Item 1. LEGAL PROCEEDINGS............................................... 10

  Item 2. CHANGES IN SECURITIES........................................... 10

  Item 3. DEFAULTS UPON SENIOR SECURITIES................................. 10

  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............. 10

  Item 5. OTHER INFORMATION............................................... 10

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                             LASER TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                    MARCH 31,      SEPTEMBER 30,
                                                      1998             1997
                                                -----------------   -----------
                                                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                        $ 1,486,327        $  951,945
  Investments                                          517,853         1,023,431
  Trade accounts receivable, less allowance
    of $10,000 for doubtful accounts                 2,656,074         3,334,479
  Royalties receivable                                 212,898           415,648
  Inventories                                        3,508,093         2,798,903
  Deferred income tax benefit                           84,000            81,000
  Prepaids and other current assets                    472,698           188,824
                                                    ----------        ----------

           Total Current Assets                     8,937,943          8,794,230
                                                    ----------        ----------


PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                      1,277,575         1,291,899
                                                    ----------        ----------

LONG-TERM INVESTMENTS                                  626,300           617,427
                                                    ----------        ----------

OTHER ASSETS                                           481,788           441,070
                                                    ----------        ----------

                  TOTAL ASSETS                    $ 11,323,606      $ 11,144,626
                                                   ===========       ===========



         See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                           CONSOLIDATED BALANCE SHEETS




                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                                MARCH 31,       SEPTEMBER 30,
                                                                  1998              1997
                                                            -------------       -------------
                                                               (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                           $   595,850       $   660,736
   Accrued expenses                                               223,397           329,529
                                                               ----------       -----------

            Total Current Liabilities                             819,247           990,265
                                                               ----------       -----------



STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value--shares authorized
   2,000,000; shares issued--none                                      --                --
   Common stock, $.01 par value-shares
     authorized 25,000,000; shares issued 5,208,201                52,082            52,082
   Additional paid-in capital                                   9,622,780         9,622,780
   Treasury stock at cost, 209,850 shares                        (141,459)         (141,459)
   Retained earnings                                              970,956           620,958
                                                               ----------       -----------

            Total Stockholders' Equity                         10,504,359        10,154,361
                                                               ----------       -----------

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                              $11,323,606       $11,144,626
                                                              ===========       ===========

         See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             MARCH 31, 1998 AND 1997
                                   (Unaudited)




                                            SIX MONTHS ENDED                      THREE MONTHS ENDED
                                               MARCH 31,                                MARCH 31,
                                     -----------------------------          -------------------------------
                                         1998              1997                 1998               1997
                                         ----              ----                 ----               ----

NET SALES                            $ 4,817,764       $ 4,338,274          $ 2,405,413        $ 2,334,918
LESS COST OF GOODS SOLD                2,164,538         1,930,618            1,095,715          1,057,205
                                     -----------       -----------          -----------        -----------

          Gross Profit                 2,653,226         2,407,656            1,309,698          1,277,713

ROYALTY AND LICENSING INCOME             550,706            262,057             203,760             81,397
                                     -----------      -------------        ------------        -----------

TOTAL OPERATING INCOME                 3,203,932         2,669,713            1,513,458          1,359,110

OPERATING EXPENSES                     2,757,254         2,410,859            1,379,583          1,230,334
                                     -----------       -----------          -----------        -----------

INCOME FROM OPERATIONS                   446,678           258,854              133,875            128,776

INTEREST INCOME, NET                      88,320            81,953               45,048             43,407
                                     -----------       -----------          -----------        -----------

INCOME BEFORE TAXES ON INCOME            534,998           340,807              178,923            172,183
TAXES ON INCOME                          185,000           121,000               64,000             62,000
                                     -----------       -----------          -----------        -----------

NET INCOME                          $    349,998      $    219,807          $   114,923        $   110,183
                                     ===========       ===========          ===========        ===========

BASIC EARNINGS PER COMMON SHARE     $        .07      $        .04          $       .02        $       .02
                                    ============      ============          ===========       ============


WEIGHTED AVERAGE SHARES
  OUTSTANDING                          4,998,351         4,999,433            4,998,351          4,999,433
                                    ============       ===========          ===========        ===========



         See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                     FOR THE SIX MONTHS ENDED MARCH 31, 1998
                               AND MARCH 31, 1997
                                   (Unaudited)




                                                          MARCH 31,           MARCH 31,
                                                           1998                 1997
                                                      ---------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   349,998         $   219,807
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                             155,387              93,113
  Deferred income taxes                                      (3,000)              9,000
Changes in operating assets and liabilities:
  Trade accounts receivable                                 678,405             795,929
  Inventories                                              (709,190)            (35,499)
  Other assets                                              (81,123)           (125,165)
  Accounts payable and accrued expenses                    (171,018)           (173,598)
                                                        -----------         -----------

Net cash provided by operating activities                   219,459             783,587
                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                        496,705            (594,767)
  Patent costs paid                                         (51,616)            (30,178)
  Purchases of property and equipment                      (130,166)           (206,580)
                                                        -----------         -----------

Net cash provided by (used in) investing activities         314,923            (831,525)
                                                        -----------         -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            534,382             (47,938)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                 951,945           2,247,239
                                                        -----------         -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                             $ 1,486,327         $ 2,199,301
                                                        ===========         ===========

         See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Information for the six months ended March 31, 1998 is unaudited)


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

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of income for the three and six month periods ended March 31, 1998 and 1997, (b) the consolidated financial position at March 31, 1998 and September 30, 1997, and (c) the consolidated statement of cash flows for the six month periods ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

B. EARNINGS PER SHARE

     Through December 31, 1997, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." Effective for the quarter ended March 31, 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share. For the three and six month periods ended March 31, 1998 and 1997, 995,333, 2,025,166, 3,008,250 and 2,949,250 dilutive common equivalent shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128.

C. RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standards.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     For the three and six month fiscal periods ended March 31, 1998 and 1997, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Income. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                  SIX MONTHS ENDED    THREE MONTHS ENDED
                                       MARCH 31,          MARCH 31,
                                   --------------     ---------------
                                   1998      1997     1998       1997
                                   ----      ----     ----       ----

Net sales                          100%       100%     100%       100%
Cost of goods sold                  45         44       46         45
                                   ---        ---      ---        ---
Gross profit                        55         56       54         55
Royalty and licensing income        11          6        8          3
                                   ---        ---      ---        ---
Total operating income              66         62       62         58
Operating expenses                  57         56       57         52
                                   ---        ---      ---        ---
Income from operations               9          6        5          6
Interest income, net                 2          2        2          2
                                   ---        ---      ---        ---
Income before taxes on income       11          8        7          8
Taxes on income                      4          3        3          3
                                   ---        ---      ---        ---
Net income                           7%        5%        4%         5%
                                   ===        ===      ===        ===

REVENUES

     The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.


                                         SIX MONTHS ENDED               THREE MONTHS ENDED
                                             MARCH 31,                        MARCH 31,
                                   ----------------------------     ------------------------
                                      1998             1997            1998         1997
                                      ----             ----            ----         ----
TRAFFIC SAFETY SYSTEMS             $3,007,265      $ 2,025,408      $1,590,124    $1,060,350
Percentage of revenues                 62%             47%              66%           46%

SURVEY AND MAPPING SYSTEMS          1,441,684        1,905,474         717,904       964,643
Percentage of revenues                 30%             44%              30%          41%

OTHER                                368,815           407,392          97,385       309,925
Percentage of revenues                  8%              9%               4%          13%

     Total Revenues                $4,817,764      $ 4,338,274      $2,405,413    $2,334,918
                                   ==========      ===========      ===========   ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (CONTINUED)


     Net sales for the second quarter ended March 31, 1998 ("1998") increased 3% to $2,405,413 from $2,334,918 realized in the second quarter ended March 31, 1997 ("1997"). Revenues for the first six months of 1998 were $4,817,764 compared to $4,338,274 for the first six months of 1997 representing an 11% increase in revenues from the previous year.

     Overall Traffic Safety sales during the 1998 second quarter increased 50% to $1,590,124 from $1,060,350 realized in the prior year period and increased 48% during the first half of 1998 to $3,007,265 compared to $2,025,408 realized in the first half of 1997, the result of improved distribution of the Company's Traffic Safety products domestically and internationally, the Company's expanding Traffic Safety product line and the introduction of the Company's second generation laser speed detection device, the UltraLyte. Sales of the Company's Survey and Mapping products were $717,904 and $1,441,684 for the second quarter and first six months of 1998 compared to $964,643 and $1,905,474 realized in the second quarter and first six months of 1997 representing approximately a 25% decrease for both periods primarily attributable to production delays related to new product introductions and production backlog. At March 31, 1998, backorders for the Company's products were approximately $600,000, predominately due to backorders related to the Company's newly introduced MapStar and due to a surge in orders for the Company's Impulse line of Survey and Mapping products received late in the 1998 second quarter. Delivery of these backorders is scheduled to occur early in the 1998 third quarter.

     Sales of the Company's less significant revenue producing product lines including its ship docking and industrial laser sensors were $97,385 and $368,815 for the second quarter and first half of 1998, compared to $309,925 and $407,392 realized in comparable 1997 periods due to slower sales of the Company's ship docking sensors during the 1998 second quarter. Management expects that sales of its ship docking systems will continue to fluctuate between financial periods due to the specialized application of its laser systems within the maritime industry.

     International sales comprised 41% and 43% of net sales for the second quarter and first six months of 1998 as compared to 34% and 40% for the corresponding 1997 periods. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Foreign sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

     Management believes that sales of the Company's Traffic Safety products to Pacific Rim areas have not been affected by the current Asian economic crisis but that international sales of the Company's Survey and Mapping products have slowed due to the current Asian economic situation. However, the expansion of the Company's Survey and Mapping distribution channels in other foreign markets has helped to offset this decline. Management intends to continue to evaluate the market potential of the Company's products during this economic downturn, but believes that near term sales opportunities in this area will continue, although there is no assurance of this.

     Gross profit as a percentage of net sales was 54% and 55% for the second quarter and first six months of 1998 and 55% and 56% for the second quarter and first half of 1997. The change in the Company's gross margins is primarily due to quarterly fluctuations in product mix.

     Royalty and licensing income rose 150% to $203,760 from $81,397 in the 1997 second quarter. On a year to year basis, royalties have increased 110% to $550,706 in 1998 from $262,097 in 1997. In January 1998, the Company entered into a licensing agreement with Blount, Inc. and Bushnell Corporation whereby the Company and Bushnell agreed to license to Blount, Inc. certain patents related to the Yardage Pro laser range finder. Under the terms of the agreement, the Company and Bushnell will receive running licensing fees on net sales of Blount products. Management believes that Royalties received from its current licensing agreements will continue to have a positive impact on the Company's results of operations.

     Total operating expenses increased approximately 12% to $1,379,583 for the 1998 second quarter from $1,230,334 for the comparable 1997 period, and 14% to $2,757,254 for the first six months of 1998 from $2,410,859 the first six months of 1997. As a percentage of net sales, total operating expenses rose from 52% for the second quarter of 1997 to 57% for the second quarter of 1998, and from 56% for the first six months of 1997 to 57% for the first six months of 1998. Increased compensation expense related to staff additions comprised the majority of the increase in total operating expenses in the 1998 periods as compared to 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (CONCLUDED)


     Income from operations was $133,875 for the 1998 second quarter compared to $128,776 for the second quarter of 1997. Increased sales and royalty income offset the increase in total operating expenses in the 1998 second quarter. Including income earned on investments, the Company realized income before taxes on income of $178,923 in the 1998 second quarter compared to 1997 pre-tax income of $172,183. After taxes on income, the Company realized net income of $114,923 in 1998 and $110,183 in 1997, or $.02 basic earnings per share for both periods. When combined with net income from the first quarter of 1998, the Company realized net income of $349,998 for the first six months of 1998, or $.07 basic earnings per share, as compared with net income of $219,807, or $.04 basic earnings per share, for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had working capital of $8,118,696. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

     For the six month period ended March 31, 1998, cash provided by operating activities was $219,459. Net income of $349,998 and increased cash from reduced trade accounts receivable of $678,405 financed an increase in inventories of $709,190, primarily related to new product introductions, and $171,018 was used to reduce accounts payable and accrued expenses. For the period, the Company realized net cash provided by investing activities of $496,705 due to investment maturities of which $181,782 was used for the purchase of property and equipment and patent related costs. For the six month period ended March 31, 1998, cash and cash equivalents increased $534,382.

         For the six month period ended March 31, 1997, cash provided by operating activities of $783,587 was primarily attributable to net income of $219,807 for the period combined with cash of $795,929 from reduced trade accounts receivable. Cash decreases included $209,097 which was used to decrease accounts payable and accrued expenses and expand inventory to meet anticipated sales demand. Cash used in investing activities of $831,525 primarily related to the reinvestment of unused cash reserves of $594,767 into short-term investments and $206,580 was used for leasehold improvements and capital expenditures related to expansion of the Company's facilities. Cash and cash equivalents decreased $47,938 for the six months ended March 31, 1997.

YEAR 2000 COMPLIANT

     During the year ended September 30, 1997, the Company converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). The Company believes that all of its computer systems are currently in compliance and does not anticipate any additional material expenditures related to the year 2000 conversion process.

RECENT ACCOUNTING PRONOUNCEMENTS

     See Note 1.c. to the Notes to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 24, 1998, pursuant to proper notice to stockholders, the Company held its Annual Meeting of Stockholders at the Company's corporate offices. At the Meeting, the following incumbent directors were elected by the indicated vote to serve as directors until the next Annual Meeting of Stockholders or until their successors are elected and qualified.

    NOMINEE                       FOR                   WITHHELD
-----------------              ---------                --------
David Williams                 4,504,609                 65,890
Jeremy G. Dunne                4,531,409                 39,090
F. James Lynch                 4,528,909                 41,590
William R. Carr                4,531,709                 38,790
Dan N. Grothe                  4,512,409                 58,090
Richard B. Sayford             4,530,709                 39,790
H. DeWorth Williams            4,510,109                 60,390

     In addition to the election of directors, the following business was brought before and voted upon at the Annual Meeting of Stockholders:

          (a) Stockholders approved a proposal to amend the Laser Technology Equity Incentive Plan. For each fiscal year from and including the fiscal year beginning October 1, 1997 through the fiscal year beginning October 1, 2003, a number of shares of stock equal to two percent of the total number of issued and outstanding shares of stock as of September 30 of the fiscal year immediately preceding such year shall become available for issuance under the Plan. In addition, any unused portion of the shares of stock remaining from those reserved as of September 30, 1997 and any unused portion of the two percent limit for any fiscal year shall be added to the aggregate number of shares of stock available for issuance in each fiscal year under the plan. In no event, except as subject to adjustment pursuant to certain sections of the plan, shall more than 1,000,000 shares of stock be cumulatively available for issuance pursuant to the exercise of Incentive Options. The proposal was approved by a vote of 2,747,210 for, 400,000 against and 24,726 abstaining.

          (b) Stockholders also ratified the appointment of BDO Seidman, LLP as independent auditors for the Company's fiscal year ending September 30, 1998 by a vote of 4,527,458 for, 27,290 against, and 16,751 abstaining.

ITEM 5. OTHER INFORMATION

     This Item is not applicable to the Company.