Form 10-Q
period 1998-06-30
LASER TECHNOLOGY INC
filed 1998-08-11
CIK 889899

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________



Commission File No. 1-11642



                             LASER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    84-0970494
-------------------------------         --------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
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

At July 20, 1998, 4,983,551 shares of common stock of the Registrant were outstanding.

================================================================================

                                     INDEX
                                     -----



                         PART I:  FINANCIAL INFORMATION


                                                             PAGE
                                                             ----
Item 1.   FINANCIAL STATEMENTS...............................  1

            Consolidated Balance Sheets......................  1
            Consolidated Statements of Income................  3
            Consolidated Statements of Stockholders' Equity..  4
            Consolidated Statements of Cash Flows............  5
            Notes to Consolidated Financial Statements.......  6


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS................  8

            Results of Operations............................  8
            Liquidity and Capital Resources.................. 10



                          PART II:  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.................................. 11

Item 2.   CHANGES IN SECURITIES.............................. 11

Item 3.   DEFAULTS UPON SENIOR SECURITIES.................... 11

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 11

Item 5.   OTHER INFORMATION.................................. 11


                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS


                                                    JUNE 30,     SEPTEMBER 30,
                                                      1998           1997
                                                  -------------  -------------
                                                   (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                     $ 1,306,943     $   951,945
     Investments                                       215,632       1,023,431
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts               3,250,989       3,334,479
     Royalties receivable                              319,857         415,648
     Inventories                                     3,780,231       2,798,903
     Deferred income tax benefit                        87,000          81,000
     Prepaids and other current assets                 396,261         188,824
                                                   -----------     -----------

          Total Current Assets                       9,356,913       8,794,230
                                                   -----------     -----------


PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                   1,253,326       1,291,899
                                                   -----------     -----------

LONG-TERM INVESTMENTS                                  634,726         617,427
                                                   -----------     -----------

OTHER ASSETS                                           538,924         441,070
                                                   -----------     -----------

          TOTAL ASSETS                             $11,783,889     $11,144,626
                                                   ===========     ===========


        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY




                                                             JUNE 30,     SEPTEMBER 30,
                                                               1998            1997
                                                           -------------  --------------
                                                            (Unaudited)

CURRENT LIABILITIES
     Accounts payable                                       $   620,326     $   660,736
     Accrued expenses                                           323,497         329,529
                                                            -----------     -----------

          Total Current Liabilities                             943,823         990,265
                                                            -----------     -----------



STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value--shares authorized
     2,000,000; shares issued--none                                  --              --
     Common stock, $.01 par value-shares
      authorized 25,000,000; shares issued 5,208,201             52,082          52,082
     Additional paid-in capital                               9,622,780       9,622,780
     Treasury stock at cost, 224,650 and 209,850 shares        (194,262)       (141,459)
     Retained earnings                                        1,359,466         620,958
                                                            -----------     -----------

          Total Stockholders' Equity                         10,840,066      10,154,361
                                                            -----------     -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             $11,783,889     $11,144,626
                                                            ===========     ===========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE AND NINE MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                  (Unaudited)




                                             NINE MONTHS ENDED         THREE MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                          ------------------------   -----------------------
                                             1998         1997          1998         1997
                                          ----------    ----------   ----------   ----------

NET SALES                                 $8,078,026    $6,335,002   $3,260,262   $1,996,728
LESS COST OF GOODS SOLD                    3,608,960     2,783,429    1,444,422      852,811
                                          ----------    ----------   ----------   ----------

 Gross Profit                              4,469,066     3,551,573    1,815,840    1,143,917

ROYALTY AND LICENSING INCOME                 844,399       453,284      293,693      191,227
                                          ----------    ----------   ----------   ----------

TOTAL OPERATING INCOME                     5,313,465     4,004,857    2,109,533    1,335,144

OPERATING EXPENSES                         4,258,378     3,775,513    1,501,124    1,364,654
                                          ----------    ----------   ----------   ----------

INCOME FROM OPERATIONS                     1,055,087       229,344      608,409      (29,510)

INTEREST INCOME, NET                          99,421       123,362       11,101       41,409
                                          ----------    ----------   ----------   ----------

INCOME BEFORE TAXES ON INCOME              1,154,508       352,706      619,510       11,899
TAXES ON INCOME                              416,000       125,000      231,000        4,000
                                          ----------    ----------   ----------   ----------

NET INCOME                                $  738,508    $  227,706   $  388,510   $    7,899
                                          ==========    ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE           $      .15    $      .04   $      .08   $     .002
                                          ==========    ==========   ==========   ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                4,995,513     4,998,351    4,986,840    4,998,351
                                          ==========    ==========   ==========   ==========

        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED JUNE 30, 1998

       (Information for the nine months ended June 30, 1998 is unaudited)



                                                         COMMON STOCK      ADDITIONAL
                                                   ----------------------   PAID-IN     TREASURY     RETAINED
                                                      SHARES      AMOUNT    CAPITAL       STOCK      EARNINGS        TOTAL
                                                   ------------  --------  ----------  -----------  -----------  -------------

Balance, September 30, 1997                           5,208,201   $52,082  $9,622,780   $(141,459)   $  620,958   $10,154,361
  Purchase of treasury stock                                 --        --          --     (52,803)           --       (52,803)
  Net income for the period                                  --        --          --          --       738,508       738,508
                                                   ------------  --------  ----------   ---------    ----------   -----------
Balance, June 30, 1998                                5,208,201   $52,082  $9,622,780   $(194,262)   $1,359,466   $10,840,066
                                                   ============  ========  ==========   =========    ==========   ===========


                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                    FOR THE NINE MONTHS ENDED JUNE 30, 1998
                               AND JUNE 30, 1997
                                  (Unaudited)




                                                         JUNE 30,      JUNE 30,
                                                           1998          1997
                                                       ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $  738,508   $   227,706
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                            253,314       145,170
  Deferred income taxes                                     (6,000)        9,000
Changes in operating assets and liabilities:
  Trade accounts receivable                                 83,490       299,796
  Inventories                                             (981,328)      (94,809)
  Other assets                                            (111,646)     (150,008)
  Accounts payable and accrued expenses                    (46,442)     (289,267)
                                                        ----------   -----------

Net cash provided by (used in) operating activities        (70,104)      147,588
                                                        ----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                       790,500      (645,488)
  Patent costs paid                                       (114,122)      (89,474)
  Purchases of property and equipment                     (198,473)     (326,670)
                                                        ----------   -----------

Net cash provided by (used in) investing activities        477,905    (1,061,592)
                                                        ----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Treasury Stock Acquired                                  (52,803)     (123,922)
                                                        ----------   -----------

Net cash provided by (used in) financing activities        (52,803)     (123,922)
                                                        ----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           354,998    (1,037,926)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                951,945     2,247,239
                                                        ----------   -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                             $1,306,943   $ 1,209,313
                                                        ==========   ===========




        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Information for the nine months ended June 30, 1998 is unaudited)


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

     In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of income for the three and nine month periods ended June 30, 1998 and 1997, (b) the consolidated financial position at June 30, 1998 and September 30, 1997, and (c) the consolidated statement of cash flows for the nine month periods ended June 30, 1998 and 1997. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1997. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

B.   EARNINGS PER SHARE

     Through December 31, 1997, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." Effective for the quarter ended March 31, 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share. For the three and nine month periods ended June 30 31, 1998 and 1997, 995,333 and 3,053,083 dilutive common equivalent shares of common stock were not included in the computation of diluted earnings per share because their effect was anti-dilutive. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128.

     The following is provided to reconcile the earnings per share calculation:

                                         NINE MONTHS ENDED                  THREE MONTHS ENDED
                                              JUNE 30,                           JUNE 30,
                                   -----------------------------          ----------------------
                                      1998               1997                1998        1997
                                   ----------         ----------          ----------  ----------

BASIC EARNINGS PER COMMON SHARE
Numerator
    Net Income                     $  738,508         $  227,706          $  388,510  $    7,899
Denominator
    Weighted Average Shares         4,995,513          4,998,351           4,986,840   4,998,351
                                   ----------         ----------          ----------  ----------
Per Share Amounts
     Basic Earnings                $      .15         $      .04          $      .08  $     .002
                                   ==========         ==========          ==========  ==========

    For the three and nine month periods ended June 30, 1998 and 1997 the calculation for diluted earnings per common share was the same as presented for basic earnings per common share.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)


C.  TREASURY STOCK

    Pursuant to the Company's stock repurchase program, In April 1998, the Company purchased 14,800 shares of the Company's common stock. Such shares were purchased by the Company at fair market value and recorded as treasury stock.

D.  RECENT ACCOUNTING PRONOUNCEMENTS

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

    SFAS 130 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that this standard will have no impact on its financial statements because the Company currently has no changes in equity which would be defined as components of comprehensive income.

    SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of the standard.

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

                                    ITEM 2.
                                    =======

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

     For the three and nine month fiscal periods ended June 30, 1998 and 1997, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Income. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                     NINE MONTHS ENDED           THREE MONTHS ENDED
                                          JUNE 30,                     JUNE 30,
                                     ------------------          ------------------
                                     1998          1997          1998          1997
                                     ----          ----          ----          ----

Net sales                             100%          100%          100%          100%
Cost of goods sold                     45            44            44            43
                                     ----          ----          ----          ----
Gross profit                           55            56            56            57
Royalty and licensing income           10             7             9            10
                                     ----          ----          ----          ----
Total operating income                 65            63            65            67
Operating expenses                     52            59            46            68
                                     ----          ----          ----          ----
Income from operations                 13             4            19            (1)
Interest income, net                    1             2             -             2
                                     ----          ----          ----          ----
Income before taxes on income          14             6            19             1
Taxes on income                         5             2             7             -
                                     ----          ----          ----          ----
Net income                              9%            4%           12%            1%
                                     ====          ====          ====          ====

REVENUES

    The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.


                                     NINE MONTHS ENDED                       THREE MONTHS ENDED
                                           JUNE 30,                                JUNE 30,
                               ------------------------------          -------------------------------
                                  1998                1997                1998                 1997
                               ----------          ----------          ----------           ----------

TRAFFIC SAFETY SYSTEMS         $5,096,359          $2,839,279          $2,089,094           $  813,871
Percentage of revenues                 63%                 45%                 64%                  41%

SURVEY AND MAPPING SYSTEMS      2,598,944           3,037,681           1,157,260            1,132,207
Percentage of revenues                 32%                 48%                 36%                  57%

OTHER                             382,723             458,042              13,908               50,650
Percentage of revenues                  5%                  7%                  -%                   2%

     Total Revenues            $8,078,026          $6,335,002          $3,260,262           $1,996,728
                               ==========          ==========          ==========           ==========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)


    Net sales for the third quarter ended June 30, 1998 ("1998") increased 63% to $3,260,262 from $1,996,728 realized in the third quarter ended June 30, 1997 ("1997"). Revenues for the first nine months of 1998 were $8,078,026 compared to $6,335,002 realized during the first nine months of 1997 representing a 28% increase in revenues from the previous year.

    Traffic Safety sales during the 1998 second quarter increased 157% to $2,089,094 from $813,871 realized in the prior year period and increased 79% during the first nine months of 1998 to $5,096,359 compared to $2,839,279 realized in the first nine months of 1997. Sales growth in 1998 is attributable to increased volume sales of the Company's Traffic Safety products resulting from improved distribution and the introduction of second generation products. Sales of the Company's Survey and Mapping products were $1,157,260 and $1,132,207 for the 1998 and 1997 third quarters. Increased volume sales of the Company's Impulse and introduction of the Company's new MapStar in North America late in the 1998 third quarter, offset slower international sales. On a year to year basis, the Company's Survey and Mapping sales have decreased 14% to $2,598,944 for the first nine months of 1998 compared to $3,037,681 realized in the comparable 1997 period, the result of slower international sales of the Company's Survey and Mapping products due to the Asian economic downturn.

    International sales comprised 36% and 43% of net sales for the third quarter and first nine months of 1998 as compared to 44% and 41% for the corresponding 1997 periods. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Management believes that sales of the Company's Traffic Safety products to Pacific Rim areas have not been affected by the current Asian economic crisis but that international sales of the Company's Survey and Mapping products have slowed due to the current Asian economic situation. Management intends to continue to evaluate the market potential of the Company's products during this economic downturn. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

    Gross profit as a percentage of net sales was 56% and 55% for the third quarter and first nine months of 1998 and 57% and 56% for the second quarter and first nine months of 1997. The change in the Company's gross margins is primarily due to quarterly fluctuations in product mix.

    Royalty and licensing income rose 54% to $293,693 from $191,227 in the 1998 third quarter. On a year to year basis, royalties have increased 86% to $844,399 in 1998 from $453,284 realized in 1997. Management believes that royalties received from its current licensing agreements will continue to have a positive impact on the Company's results of operations.

    Total operating expenses increased approximately 10% to $1,501,124 for the 1998 third quarter from $1,364,564 for the comparable 1997 period, and 13% to $4,258,378 for the first nine months of 1998 from $3,775,513 for the first nine months of 1997. Increased operating expenses primarily relate to increased personnel. As a percentage of net sales, total operating expenses fell to 46% for the third quarter of 1998 from 68% for the third quarter of 1997, and to 52% for the first nine months of 1998 from 59% for the first nine months of 1997. Decreased operating expenses as a percentage of sales is attributable to increased sales and the leveling of expenses related to the development of the Company's infrastructure in the prior year period.

    Income from operations was $608,409 for the 1998 third quarter compared to a loss from operations of $29,510 realized in the third quarter of 1997 and $1,055,087 for the first nine months of 1998 compared to $229,344 realized in the 1997 period. After taxes on income, the Company realized net income of $388,510 in 1998, or $.08 basic earnings per share, and $7,899 in 1997, or breakeven on a per share basis. When combined with net income from the first half of 1998, the Company realized net income of $738,508 for the first nine months of 1998, or $.15 basic earnings per share, as compared with net income of $227,706, or $.04 basic earnings per share, for the nine months ended 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONCLUDED)


LIQUIDITY AND CAPITAL RESOURCES

    At June 30, 1998, the Company had working capital of $8,413,090. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

    For the nine month period ended June 30, 1998, cash used in operating activities was $70,104. Net income of $738,508 financed an increase in inventories of $981,328 related to new product introductions and wider production runs. Cash provided by investing activities of $477,905 related to investment maturities of $790,500 of which $312,595 was used for the purchase of property and equipment and patent related costs. Pursuant to the Company's stock repurchase program, cash used in financing activities of $52,803 was used to purchase shares of the Company's common stock which have been recorded into treasury. For the nine month period ended June 30, 1998, cash and cash equivalents increased $354,998.

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

YEAR 2000 COMPLIANT

    During the year ended September 30, 1997, the Company converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). The Company continues to evaluate year 2000 compliance and believes that the majority of its computer systems are currently in compliance and does not anticipate any additional material expenditures related to the year 2000 conversion process.

RECENT ACCOUNTING PRONOUNCEMENTS

    See Note 1.d. to the Notes to the Consolidated Financial Statements for a discussion on recent accounting pronouncements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Company's security holders during the three months ended June 30, 1998.

ITEM 5. OTHER INFORMATION

        This Item is not applicable to the Company.

                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LASER TECHNOLOGY, INC.
                             ----------------------
                             7070 SOUTH TUCSON WAY
                          ENGLEWOOD,  COLORADO  80112



Date: August 8, 1998                By /s/ Pamela Sevy
      --------------                   -------------------------------------
                                       Pamela Sevy
                                       Chief Financial Officer



Date: August 8, 1998                By /s/ David Williams
      --------------                   -------------------------------------
                                       David Williams
                                       President and Chief Executive Officer