Form 10-K405
period 1998-09-30
LASER TECHNOLOGY INC
filed 1999-02-25
CIK 889899

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

                 For the fiscal year ended September 30, 1998

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

         Title of each class       Name of exchange on which registered
-----------------------------------------------------------------------
     Common Stock, $.01 par value        American Stock Exchange

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

       Securities registered pursuant to Section 12(g) of the Act: None

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 22, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant (using American Stock Exchange closing prices) was $12,675,273.

  At, February 24, 1999, 4,994,551 shares of common stock of the registrant were outstanding.

  Documents Incorporated by Reference: Part III, certain exhibits filed as part of registrant's S-1 registration statement.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LASER TECHNOLOGY, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                               PART I.

 Item 1.  Business..................................................      1
 Item 2.  Properties................................................     16
 Item 3.  Legal Proceedings.........................................     16
 Item 4.  Submission of Matters to a Vote of Security Holders.......     17

                               PART II.

          Market for Registrant's Common Equity and Related
 Item 5.  Stockholder Matters.......................................     17
 Item 6.  Selected Financial Data...................................     19
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     20
 Item 8.  Financial Statements and Supplementary Data...............     28
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................     29

                              PART III.

 Item 10. Directors and Executive Officers of the Registrant........     29
 Item 11. Executive Compensation....................................     32
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management................................................     34
 Item 13. Certain Relationships and Related Transactions............     35

                               PART IV.

          Exhibits, Financial Statement Schedules and Reports on
 Item 14. Form 8-K..................................................     36
 SIGNATURES..........................................................    38

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

  Effective May 30, 1997, Laser Technology, Inc., (the Company) effected a merger with a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware"), for the principal purpose of changing the corporate domicile of the Company from the State of Idaho to Delaware. Under the terms of the Merger, the Company's Idaho corporate entity ("Laser Technology-Idaho") merged with and into Laser Technology-Delaware, which became the surviving corporation, and Laser Technology-Idaho ceased to exist. The transaction was accounted for as a recapitalization similar to a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology-Delaware had no operations prior to the merger. Stockholders of Laser Technology-Idaho received the same number of shares of common stock of Laser Technology-Delaware as previously held in Laser Technology-Idaho and are entitled to the same stockholder rights and preferences as they held with the Idaho corporation.

  The Company's proprietary technology permits a laser to measure to a non-cooperative, or low reflective surface, using a very low power source. As a result, the Company's products operate within the requirements of eye safety as promulgated by the United States Food and Drug Administration (the "FDA"). Despite a very low power source, the Company's laser instruments measure more rapidly and at longer ranges than corresponding conventional devices. The Company has also developed proprietary software and circuitry which are integral to each of the Company's products. The Company's executive offices are located at 7070 and 7050 South Tucson Way, Englewood, Colorado 80112, and its telephone number is (303) 649-1000.

Principal Products

 Revenues

  Historically, the Company's primary product lines have been its Marksman Laser Speed Detection Systems and Criterion Series of Survey Lasers. Since fiscal 1995, the Company has expanded these product lines through new product development including the introduction of second generation instrumentation. Because of enhancements to the Company's existing products, new product developments and expanding markets for the Company's technology, the Company currently organizes and markets its products in three categories: Traffic Safety products, Survey and Mapping products, and Industrial/Marine products.

  The following table provides a breakdown of the percentage of net sales of the Company's product lines. Revenues realized from sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                Year Ended September 30,
                               ------------------------------
                                 1998       1997       1996
                               --------   --------   --------
      Traffic Safety..........       61%        51%        57%
      Survey and Mapping......       34         43         34
      Ship Docking Aid
       Systems................        2          3          8
      Other...................        3          3          1

  The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of the Company's products for the periods presented:

                                                 Year Ended September 30,
                                                ------------------------------
                                                  1998       1997       1996
                                                --------   --------   --------
      Domestic.................................       61%        53%        51%
      Foreign..................................       39         47         49

  See Note 9 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

Traffic Safety Products

 Hand-Held Laser Speed Detection Systems

  In 1991, the Company developed and commenced commercial manufacturing and marketing of the "LTI 20-20" laser speed detection system to law enforcement agencies as a proven method of measuring the speed of motor vehicles. In 1993, the Company introduced an enhanced version of the LTI 20-20, called the "Marksman," which incorporates increased range capability, an auto-triggering system and, as an optional feature, an in-scope display of speed and distance data. Late in fiscal 1997, the Company introduced the "UltraLyte" second generation laser speed detection device.

  In fiscal 1997, the Company initiated production and marketing of the UltraLyte 100. Based on the same pulse laser measurement technology as the Marksman, the UltraLyte represents the Company's second generation technology and was re-engineered in fiscal 1997 to reduce the size, weight and manufacturing cost of the Company's Marksman. The UltraLyte also incorporates an internal power source. Concurrent with the development of the UltraLyte 100, the Company developed the UltraLyte 200, which expanded the capabilities of the UltraLyte 100 by incorporating a tilt sensor, enhancing the surveying capabilities of the UltraLyte for use in accident reconstruction and investigation. In fiscal 1998, the Company developed a longer-range version of the UltraLyte expanding the UltraLyte product line to include the UltraLyte 100LR and the UltraLyte 200LR.

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

 Laser DigiCam Photo Laser System

  In 1995, the Company began commercial production of the "Laser DigiCam" photo laser system which integrates a video camera and associated equipment with the Marksman. The Laser DigiCam monitors the speed of each vehicle in a specific lane of traffic. When the Laser DigiCam system detects a speeding vehicle, it takes a digital picture of the vehicle, prints the speed, time and date on the picture, and the ticket can then be mailed to the violator. As an optional feature to this system, the Company also developed a night illumination system enabling night use of the Laser DigiCam.

 Traffic Data Collection Modules

  In addition to measuring speed, the Marksman and UltraLyte also measure distance. This feature enables the Marksman and UltraLyte to be used for a variety of applications outside of speed enforcement. These ranging capabilities are used by law enforcement officials for accident investigation and reconstruction. In 1995, the Company introduced "QuickMap," a system which enhances the use of the Marksman and UltraLyte for this application. QuickMap is a software module integrated to a data collector which can be used in conjunction with the Company's hand-held laser devices to expedite the collection and processing of data at accident sites and crime scenes. The surveying capabilities of the Company's newly introduced UltraLyte 200, which includes an inclinometer, enhances the UltraLytes use for accident investigation applications. Currently over 350 agencies and private companies use QuickMap. In the second quarter of 1999, the Company will introduce QuickMap 3D, a substantially enhanced software upgrade. The Company believes this upgrade address needs for an expanded accident investigation market and offers compelling capabilities including elevation mapping and automatic map creation to existing users.

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

 Impulse Accident Investigation Laser

  In fiscal 1996, the Company introduced a new generation of lasers for general distance measurement. The "Impulse" series, while marketed primarily to the survey and mapping industry, gained quick acceptance in the accident investigation segment of the law enforcement community. The Impulse is smaller in size and weight and lower in cost than the Company's Marksman laser speed detection system for this application. The Impulse also features an electronic tilt sensor that provides the operator with more accurate mapping measurements. Additionally, when linked with the QuickMap accident investigation collection module, the Impulse becomes a fully electronic mapping system.

 SharpShot Series of Laser Range Finders

  In fiscal 1996, the Company began initial marketing of a laser range finder for tactical operations and S.W.A.T. applications. The "SharpShot" is a light weight, user friendly range finder that was developed from the Company's technology underlying its Impulse survey laser and is able to measure distances at longer ranges than the standard Impulse. Additionally, optional tilt sensor capabilities exist that can provide height and inclination data. While the Company's SharpShot laser range finder represents a peripheral market of the Company's Traffic Safety product line, Management believes that sufficient market potential exists for the SharpShot for use in tactical law enforcement and military applications.

 SpeedAlert Trailer

  While the Company primarily markets pulse-laser products produced by the Company, to expand distribution of its products and to further market penetration, the Company has added complementary products manufactured by others. In fiscal 1997, to augment the Company's Traffic Safety business, the Company began selling an automated speed measurement trailer, "Speed Alert." Designed for unattended operation to encourage voluntary speed compliance, the Company's SpeedAlert trailer measures and displays vehicle speeds for use within school, heavy traffic or other critical traffic zones. Additionally, the Company's SpeedStat DC can be interfaced with the SpeedAlert allowing improved statistics compilation.

Survey and Mapping Products

 Criterion Series of Hand-Held Survey Lasers

  The "Criterion" was originally developed in collaboration with the United States Forest Service in 1992 for use by foresters to accurately and quickly measure certain aspects of trees to determine board feet and to survey roads, bridges, hiking trails and campgrounds. The Criterion is a small, portable laser measurement system consisting of a laser range finder, an electronic compass and an electronic inclinometer providing the capabilities of measuring distance, azimuth and inclination and, therefore, is capable of calculating heights and X,Y,Z coordinates. The Criterion can record these measurements in seconds as compared to several minutes using conventional manual methods. Data captured by the Criterion is maintained in the system in a form ready for computer downloading, which eliminates errors associated with manually transcribing numbers in the field for future manipulation.

  The Company's second generation Impulse product line, in most cases, replaces its former Criterion product line, as discussed below. While the Company intends to sell the Criterion in specialized cases, sales of the Company's Criterion comprise a small portion of the Company's Survey and Mapping revenues.

 Impulse Series of Hand-Held Survey Lasers

  During fiscal 1996, the Company developed a second generation surveying instrument, the "Impulse." The Impulse is approximately one-third the size and weight of the Company's Criterion series of survey lasers and also has a lower price point. Other survey lasers on the market, including the Company's own Criterion series, weigh approximately six pounds. The Impulse, weighing approximately two pounds, can be carried on a belt clip and its ergonomic design allows full operation of the instrument with only one hand. Management believes that the smaller size and lower price point of the Impulse make the technology more accessible for an increased number of users and applications in the survey and mapping industry. The Impulse is also marketed as part of the Company's Traffic Safety product line for use in accident investigation applications.

  In fiscal 1997, the Company expanded the Impulse product line to include four new models. The "Impulse 100" is identical to the flagship Impulse model but without a tilt sensor. While unable to compute heights or inclination measurements, the Impulse 100 offers a more affordable alternative to customers who solely require distance measurement. The "Impulse 100 and 200 LR" models were engineered with the ability to measure longer distances than that of the Company's standard Impulse model to low reflective targets. In 1997, the Company also introduced the "Impulse XL" for military applications. The Impulse XL has the ability to measure distances in excess of 2,000 meters.

 MapStar Modular Laser System

  In fiscal 1998, the Company introduced the MapStar modular laser system. The MapStar system strategy allows a user to combine any of the Company's Impulse or UltraLyte products with other sensors, data collection software, and/or accessories. Because of the modular design of the MapStar system, such combinations are available by the user, as needed , to meet individual user needs.

 MapStar Digital Compass Module

  Also in fiscal 1998, the Company introduced the MapStars digital electronic compass ("DCM"). The modular configuration of the DCM facilitates an easy interface to any of the Company's different Impulse models. The DCM completes the last component (horizontal angle) required for the Impulse to become a complete mapping instrument. With the addition of the MapStar, the Impulse provides all of the capabilities of the Criterion at a lower price. As a result, it is expected that the Criterion will ultimately be replaced by the Company's Impulse line of survey lasers over the next twelve months.

 MapStar Software Modules

  In fiscal 1998, the Company introduced the first of its MapStar software modules, the Transmission and Distribution "T & D" Utility Pac. The software package is comprised of a field module that runs on a handheld data collector, and a Windows office-processing module, which downloads and formats the collected data. The field module links directly to any of the Company's Impulse model lasers. Designed to assist transmission and distribution engineers with a variety of measurement and design tasks, the Company's T & D Utility Pac allows one man to gather the amount of information it use to take two people, in half the time. Moreover, the reflectorless laser capability enables this data to be gathered more safely and in difficult environments.

 Integrated Data Collection Solutions

  Many market applications require the Company's Survey and Mapping lasers to be integrated with other hardware and software to provide a complete turn-key system. To facilitate this integration, the Company began establishing relationships with manufacturers of complementary hardware and software in fiscal 1994. These relationships include the sharing of distribution channels and new product development. The Company believes that the need for mapping and field data collection is increasing as utility companies, foresters and government agencies seek more efficient ways to manage their assets. The Company plans to continue working with outside software and hardware firms to provide comprehensive solutions to customer needs.

Industrial and Marine Products

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

 Ship docking and Marine Applications

  In fiscal 1995, the Company introduced the "DAS100 Ship Docking Aid System," a dock-based measurement system that assists ship captains and pilots in docking maneuvers by measuring and recording a ship's closing speed and distance and transmitting this data to the bridge of the ship. In fiscal 1997, the Company expanded its Ship Docking Aid Systems product line by adding a hand-held laser measurement system, the "Mariner".

Other

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

  In fiscal 1997, pursuant to the Company's rights for additional expansion space under its existing lease arrangements, the Company expanded its manufacturing facility to meet anticipated production demand. Additionally, in 1997, the Company enhanced its manufacturing operations by installing a fully integrated manufacturing software package which improved production efficiencies and fully integrated the Company's manufacturing facilities with the Company's accounting systems.

  In October 1998, the Company entered into a sublease arrangement on an adjacent building adding approximately 22,000 square feet which the Company intends to use primarily for expanded research and development and manufacturing activities during fiscal 1999. Management believes that the Company's manufacturing facilities are adequate to meet the Company's needs throughout the foreseeable future.

Product Research and Development

  Research and development costs related to the Company's instrumentation and proprietary technology are expensed as incurred and included in operating expenses. During fiscal 1998, the Company continued to direct its research and development activities on improving its current product lines as well as focusing on new product developments. Research and development costs totalled approximately $757,000, $664,000 and $514,000 for the fiscal years ended September 30, 1998, 1997 and 1996, respectively.

  In fiscal 1993, the Company completed development of the Marksman, an upgraded version of its former LTI 20-20 laser speed detection system. The Company also completed the development of a statistical compilation software package, SpeedStat, used to collect traffic survey statistics. The Company also expanded its surveying product line by introducing three new models of its Criterion survey lasers.

  In fiscal 1994, the Company completed development of the Criterion 100TM, an enhancement to the Criterion product line that integrates a Criterion ranging laser with a surveying theodolite. Additionally, in conjunction with a privately held software development firm, the Company completed the co-development of a laser-based mapping system, Laser Walkabout. The Laser Walkabout system is comprised of a Criterion survey laser, a hand-held data collector and comprehensive field and office software. This system, combined with a global positioning system ("GPS") receiver, is used to record the locations and attributes of remote objects for the generation of computerized mapping. During fiscal 1994, the Company also completed development of technology that provides the ability to transfer data using pulses of light generated by the Company's laser ranging equipment. This technology eliminates the problems associated with radio frequency communication.

  During fiscal 1995, the Company completed development of several new functions and features centered around the Company's Traffic Safety product line for use within the law enforcement market. These developments include QuickMap for accident reconstruction and investigation, DBC for time and distance measurement between vehicles, and a laser jammer detector built into the Marksman's software capabilities, as an optional feature provided to law enforcement agencies to strengthen the Marksman's use in traffic speed and safety enforcement. These features are also inherent in the Company's second generation UltraLyte introduced in fiscal 1997.

  In 1995, the Company also completed development of the Laser DigiCam photo laser system, built around the Company's Marksman speed detection laser. The Laser DigiCam system targets a specific area on a roadway and monitors the speed of each vehicle that passes through the beam of the laser. When the Laser DigiCam detects a speeding vehicle, it takes a picture of the vehicle and prints the time, date and speed on a video frame and stores the information digitally on the hard disk of its internal computer. The photo images can be printed at the site or they can be stored for subsequent processing. As an optional feature to this system, the Company also completed development of a night illumination system enabling night use of the Laser DigiCam. Additionally in 1995, the Company completed development of the DAS100 Ship Docking Aid System in cooperation with SeaRiver Maritime, Inc., formerly Exxon Shipping Company, and a private engineering firm. The DAS100 assists ship captains and pilots in docking maneuvers by measuring a ship's closing speed and distance to the dock, and transmitting this data to the bridge of the ship.

  In 1995, the Company, in conjunction with Bushnell Corporation ("Bushnell"), formerly the Sports Optics Division of Bausch and Lomb, completed development of a consumer related product, the "LyteSpeed," subsequently renamed the "Yardage Pro 400," which is produced and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. In fiscal 1997, the Company completed development of the "Yardage Pro 800" providing increased ranging capabilities surpassing that of the Yardage Pro 400. In 1997 the Company worked with Bushnell to develop the Yardage Pro 600 which is a compact version of the Yardage Pro with maximum range of approximately 600 yards. The Company receives running royalties on cumulative net sales of this product, has received development costs for the initial development and design and retains the right to pursue markets outside the sports technology area. The Company retains all ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro. The Company's royalty and licensing income related to this agreement was approximately $1,013,000, and $854,000 for the fiscal years ended September 30, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In fiscal 1996, the Company completed development of two new, second generation laser-based instruments. These second generation instruments have several characteristics in common including smaller size, lighter weight and substantially lower manufacturing costs than their predecessors. During the latter half of fiscal 1996, the Company completed the design and development of the "Impulse," part of the Company's Survey and Mapping product line. The Impulse provides range, inclination and height measurements in an instrument one-third of the weight and size of the Company's Criterion Series of Survey Lasers. Also, in fiscal 1996, the Company completed development of an industrial laser sensor for use in collision avoidance and positioning systems in industrial applications.

  During fiscal 1997, the Company completed development of enhanced Impulse models which use specialized hardware and firmware that offer varying levels of maximum range and accuracy. In fiscal 1997, the Company also completed development of the UltraLyte, a second generation laser speed detection device introduced during the 1997 fourth quarter as part of its Traffic Safety product line. Similar to the Impulse, the UltraLyte is smaller in size and weight and has been engineered to lower manufacturing costs. Additionally, the UltraLyte was designed to incorporate an internal power source, in-scope data display similar to the Marksman, and, as an optional feature, an inclinometer for enhanced accident investigation capabilities. In fiscal 1997, the Company also completed development of the Mariner, a laser measurement device designed to serve customers within the marine industry.

  During fiscal 1998, the Company developed the "MapStar," a digital compass module ("DCM") that comes in a modular configuration that interfaces to any of the seven Impulse models. With the addition of the DCM, the Impulse provides the ability to measure distance and vertical and horizontal angles. In fiscal 1998, the Company also developed two longer range UltraLyte models, the UltraLyte 100 XL and the UltraLyte 200 XL, as part of its Traffic Safety product line.

  In fiscal 1998, the Company introduced the first of its MapStar software modules, the T&D Utility Pac. The software package is comprised of a field module that runs on a handheld data collector, and a Windows office processing module that downloads and formats the collected data. The field module links directly to any of the Company's Impulse model lasers.

  Designed to assist transmission and distribution engineers with a variety of measurement and design tasks, T&D Utility Pac allows one man to gather the amount of information it used to take two people, in half the time. Moreover, the reflectorless laser capability enables this data to be gathered more safely and in difficult environments.

  In addition to the T&D Utility Pac, the Company is currently developing a variety of other software packages to enhance the MapStar module system. During fiscal 1999, the Company expects to release "en Campo," a survey and mapping module designed for use in a variety of applications to include stock pile volumes, preliminary site surveys, and natural resource mapping.

Marketing, Distribution and Customers

  The Company presently markets its products to three major classes of customers. For the fiscal year ended September 30, 1998, the Company's foreign distributors accounted for 39% of sales, of which the Company's Asian and European distributors comprised 23% collectively. North American sales to local law enforcement agencies comprised approximately 34%. Additionally, sales to the Company's North American Survey and Mapping dealer network comprised 26%. The Company primarily markets its products using on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail. See Note 9 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

 Traffic Safety Products

  The Company primarily markets its Traffic Safety products domestically to law enforcement agencies of state and municipal governments. To date, the Company's sales force serving this market includes seven direct sales representatives, three inside sales support personnel and a national sales manager. Distribution of domestic Traffic Safety Products is primarily by direct representation. As of September 30, 1998, the largest domestic customer of the Company's hand-held laser speed detection systems has been the state of Ohio. Other high volume states include Florida, California, New York, Michigan, Massachusetts, Wisconsin, Oregon, Washington, and Hawaii.

  Internationally, the Company markets its Traffic Safety product line through its foreign distributors for use by agencies of foreign governments including local law enforcement agencies and transportation ministries. The Company has established distribution channels for its Traffic Safety products in most industrialized countries. To date, the Company's foreign distributors in Austria, France, Germany, the United Kingdom, Canada, Korea, Italy and Malaysia account for the highest volume of hand-held Marksman laser speed detection systems and Laser DigiCam photo-laser systems purchased internationally. As of September 30, 1998, the Company has established distribution in over thirty-seven foreign countries.

  In 1995, the National Institute of Standards and Technology ("NIST") in conjunction with the National Highway Traffic Safety Administration ("NHTSA") completed a national minimum model performance specification related to police traffic laser speed measurement devices such as the Marksman. Once the standard was completed, the IACP contracted with the University of California-Davis to establish a laboratory test site. In October 1995, when the testing facility was complete, the Company submitted the Marksman for compliance testing in order to be placed on the IACP Approved Products List. In 1996, the Marksman was certified by the IACP to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list.

  Products listed on the IACP approved products list allow easier access to federal funds from the United States Department of Transportation for law enforcement agencies to purchase laser speed detection devices. In fiscal 1998, compliance testing of the Company's UltraLyte was completed and the UltraLyte was added to the IACP approved products list. Approval of the Company's UltraLyte LR models are expected to be completed during the first half of fiscal 1999.

  Various foreign standards have also been established for laser speed enforcement equipment. The Marksman has been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France and Italy. The Marksman has also been tested and approved for use by the Royal Canadian Mounted Police ("RCMP") in Canada. In fiscal 1997, the Company's second generation UltraLyte was also approved by the RCMP. In fiscal 1998, the UltraLyte was approved in Germany and Austria. The UltraLyte is also being tested in a number of other European countries and in Korea. Similar to the domestic market, the UltraLyte is expected to achieve foreign acceptance based on previously set performance standards.

 Laser DigiCam Photo-Laser System

  In fiscal 1995, the Company completed development of the Laser DigiCam photo-laser system and delivered its first substantial order for this system to the Royal Malaysian Police. During fiscal 1996, the Royal Malaysian Police was a significant customer comprising approximately 19% of the Company's overall Traffic Safety revenues. In fiscal 1996, the Royal Malaysian Police negotiated a two-year, renewable contract for the purchase of the Company's Laser DigiCam systems. The Company's first order pursuant to this agreement was delivered in September 1996. During fiscal 1997, a second order was delivered pursuant to the Company's two-year contract with this agency comprising 11% of the Company's Traffic Safety revenues in 1997. No significant sales were made to this customer during fiscal 1998.

  The Company believes that primary sales opportunities for the Laser DigiCam are in international markets. Management intends to continue marketing the Laser DigiCam system internationally through its existing network of distributors currently marketing the Company's Traffic Safety product line. The Company continues to assess the potential of the U.S. market for the DigiCam System. The Company intends to incrementally increase its marketing efforts domestically as the potential of this business segment rises within the U.S. market.

 Survey and Mapping Products

  The Company's Survey and Mapping products are primarily sold domestically through its dealer network, and internationally through its foreign distributors and dealers. As with the Company's Traffic Safety products, Management continually endeavors to expand its Survey and Mapping products distribution channels and strategic alliances.

  In fiscal 1998, the number of dealers in the Company's domestic distribution network supporting its Survey and Mapping product line was approximately ninety-five, and internationally was approximately fifty.

  Management believes that the introduction of the Impulse Series of Survey Lasers late in fiscal 1996 provided two immediate marketing benefits. First, the Impulse provides an entry-level, broad use product for the Company's already identified survey and mapping market segments, at a reduced size and weight, and lower price point. Secondly, these size, weight, and retail cost reductions allow the Company to access broad new general measurement markets that have not previously considered laser measurement a viable option. These markets include engineering construction, commercial material measurement and estimation, and landscape design. Sales of the Company's Survey and Mapping product line to other markets include the paper, mapping, mining, environmental, telecommunication, and utility industries. Domestically, the Company currently markets to such industries through its domestic dealer network which is managed by the Company's National Sales Manager and five direct sales managers. Criterion sales have slowed considerably over the last few years as the Company's second generation Impulse gains wider market acceptance. The Company expects to phase the Criterion out of production over the next twelve months. During the second quarter of fiscal 1999, the Company expects to deliver a volume Criterion order that, for the most part, will liquidate the Company's Criterion inventory at normal profit margins. The Company intends to continue to provide service to existing customers.

  To date, the Company's foreign distributors in Japan, Taiwan, Australia, Europe and Canada account for the highest volume of Survey and Mapping products purchased internationally. The Company currently markets its Survey and Mapping products overseas to similar industries through its foreign distribution channels. As of September 30, 1998, the Company has established distributors for its Survey and Mapping product line in fifty foreign countries.

 Industrial and Marine Products

  In fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor which the Company currently markets for industrial laser sensor applications. Pursuant to a contract with Telemotive Industrial Controls, Inc., ("Telemotive"), a world leading manufacturer of radio controls for material handling cranes and industrial vehicles, laser sensors developed and manufactured by the Company are integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments of the Company's laser sensors by Telemotive, Telemotive has received exclusive rights to sell the Company's industrial laser sensors within the material handling market. Due to Telemotive's successful introduction of its systems in fiscal 1997, Telemotive increased its minimum purchase commitment in fiscal 1998. Industrial laser sensor sales are expected to continue to positively impact the Company's fiscal 1999 results of operations.

  Development of the Company's first industrial laser sensors related to its agreement with Telemotive has resulted in a low cost, laser distance measurement sensor that the Company believes has other applications in the industrial measurement market.

  In 1995, SeaRiver Maritime, Inc., formerly Exxon Shipping Company, completed a favorable evaluation of the DAS100. The Company began more aggressively marketing its Ship Docking Aid Systems during the latter half of fiscal 1995 resulting in the award of a contract to furnish laser sensors for ship docking systems to Martin Marietta Corporation ("MMC"), a subsidiary of Lockheed Martin. Pursuant to the terms of the contract, delivery was made during the Company's first and second quarters of fiscal 1996 contributing 8% to the Company's overall fiscal 1996 revenues. Because of the specialized nature of the ship docking industry, management expects sales of Ship Docking Aid Systems to greatly fluctuate between financial periods. The Company continues to market the DAS 100 system in North and South America. The Company is also working to develop new markets for its laser sensors for a number of different marine and industrial applications.

BACKLOG

  As of September 30, 1998 and 1997, the Company had a backlog in sales of approximately $331,000 and $160,000, respectively, primarily attributable to sales of its Traffic Safety product line. 1998 backorders were delivered during the first quarter of fiscal 1999. The Company intends to continually evaluate inventory and production demands to fill orders as received.

COMPETITION

  The Company's hand-held Marksman and UltraLyte laser speed detection systems compete primarily with hand-held radar speed measurement devices. Although most of the Company's competitors in the radar industry sell their instrumentation at prices lower than those of the Marksman and UltraLyte, Management believes that the Marksman and UltraLyte compete primarily because of their greater effectiveness and accuracy compared to radar speed measurement devices.

  Management believes that the introduction of the UltraLyte enables the Company to better penetrate the radar market due to its lower price point. The UltraLyte, re-designed in fiscal 1997, is half the size and weight of the Company's Marksman, has an internal power source, and, as an optional feature, an integrated inclinometer enhancing the UltraLytes' surveying functions.

  The Company's hand-held laser speed detection devices have the ability to positively identify specific vehicles and are not detectable by conventional radar detectors. Additionally, consumer laser speed detectors and laser jamming devices are generally ineffective against the Marksman and newly introduced UltraLyte.

  The ranging capabilities of the Company's hand-held laser speed detection systems are also used by law enforcement agencies to gather measurement information during accident reconstruction and investigation. In 1995, the Company introduced QuickMap, which enhanced the Marksman's use by law enforcement agencies for quickly collecting and processing information at accident sites and crime scenes. With the introduction of the

UltraLyte 200, the Company enhanced the surveying capabilities of the Company's laser speed detection device by integrating an inclinometer into the UltraLyte. With the inclination capability, the UltraLyte becomes both a speed measurement and mapping instrument, when used in conjunction with the Company's QuickMap.

  The Company's Marksman and UltraLyte also provide other capabilities distinct from its competitors. SpeedStat, a statistical compilation software package introduced in 1993, when combined with the Company's Marksman or UltraLyte, automatically gathers and formats traffic survey data on a portable computer allowing traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently using the Marksman or UltraLyte than with conventional methods. DBC, introduced in 1995, allows the Company's laser speed detection systems to measure the distance and time between vehicles. Additionally, the Company's Marksman and UltraLyte incorporate features to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of laser jamming devices is prohibited. The ranging capabilities of the Marksman and UltraLyte are also used by SWAT teams to measure target distances, and in drug interdiction, to measure truck trailers for false compartments.

  The Company is aware of four other companies that market laser speed measurement devices. Kustom Signal, Inc. markets a device pursuant to a license from the developer, Laser Atlanta, Inc. Applied Concepts, a Texas based company, is in the initial stages of introducing a laser speed measurement device. Additionally, Riegl, an Austrian company, and Jenoptik, a German company, also market laser speed measurement devices in Europe. Such competition has not, however, had a material impact on the Company's sales of its Traffic Safety products. See "Patent Licensing Agreements."

  The Company presently believes that its hand-held laser speed detection systems are able to compete within this market based upon their accuracy in speed readings, positive vehicle identification, and the difficulty that motorists have in detecting the laser beam generated by the Marksman and UltraLyte. The Company also believes that its ancillary Traffic Safety products address applications that provide a competitive advantage over other laser speed measurement devices. The Company also believes that its second generation technology provides a significant competitive advantage to the Company by providing lower cost and more ergonomically designed instrumentation.

  Management is aware of camera systems similar in functionality to the Company's Laser DigiCam developed by Kustom Signals, Inc., and by Poltech, an Australian company, that compete with the Company's Laser DigiCam. The Laser DigiCam photo laser system also competes with photo-radar systems. Because the Laser DigiCam system has a much narrower beam than photo-radar systems on the market, the Company believes that the Laser DigiCam system provides better target identification and increased accuracy. Management intends to continue marketing the Laser DigiCam system at a sales price below that of high-end radar systems. Management believes that it can compete within this market based upon price and quality of information derived from the Laser DigiCam system as compared to competing systems. Because of Federal right to privacy laws, Management believes that primary sales opportunities for the Laser DigiCam will be in international markets.

  The Company's Survey and Mapping products compete with traditional measurement devices, and a laser measurement device developed and marketed by Laser Atlanta, Inc., which is designed specifically for survey and mapping applications. Management also believes that it may compete in international markets with instruments developed and marketed by Riegl, an Austrian company, and Jena, a German company and MDL, located in the United Kingdom. The Company competes within this market based upon the quality of information generated by its Survey and Mapping products and the time saving features provided by these systems as compared to other traditional systems. Additionally, Management believes that the Company's Impulse series of Survey and Mapping lasers compete within this market because of their reduced size and weight and lower price point compared to competing systems. The Company's MapStar compass module competes due to its greater accuracy and functionality as compared to a compass attachment marketed by MDL.

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

  The Company believes that its industrial sensors will continue to compete with traditional measuring devices including radar and RF based systems, and in certain international markets, primarily Europe, with laser distance measurement instruments developed and marketed by Riegl, an Austrian company. The Company competes in these markets based on the unique measurement capabilities of its industrial laser sensors and because of their reduced size, weight and lower manufacturing costs.

  The Company is aware of several companies that provide other shipdocking aid systems including Marimatech A.S., Koden Electronics Company and Tokimee. Management believes that it can compete within this market based upon the Company's advanced technology and lower cost position as compared to other systems. Since the Company manufactures the laser sensors integrated into its docking systems Management believes that it will maintain lower manufacturing costs as compared to other systems.

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

  Costs associated with patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $160,000, $185,000, and $116,000 for the fiscal years ended September 30, 1998, 1997, and 1996 respectively.

  Additionally, the Company extends most of its domestic patent filings into foreign applications. During fiscal 1998, one foreign patent, expiring in November 2015, was issued in Australia related to the Company's consumer product technology .

  To date, the Company has filed thirty-two patent applications related to its various product lines with the United States Patent and Trademark Office in order to protect its current technology. These applications include three applications which are continuations of previous applications. To date, eighteen of these patents have been issued.

  One patent, expiring in March 2011, relates to the Company's Criterion Series of Survey Lasers providing coverage of the Criterion in forestry applications that include height and diameter measurement of trees. The Company has also been issued two patents, expiring in October 2011, on its laser speed detection instrument. A fourth patent issued, expiring in May 2012, relates to a mechanical interface between one of the Company's Criterion hand-held survey lasers and an electronic theodolite enabling the instruments to remain vertically aligned while the instruments are adjusted.

  In fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to the Company's Survey and Mapping product line which incorporates the Company's proprietary "Walkabout" software that enables field data collection in the G.I.S. mapping process. Additionally, the Company was granted a patent on its technology providing the capability of transmitting data using pulses of light generated from the Company's laser range-finders. This patent expires in July 2013. A seventh patent was issued, expiring in November 2013, related to the consumer instrumentation developed for Bushnell.

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

  During fiscal 1998, one patent was issued expiring in December 2014 which was a continuation on an existing patent related to the Company's consumer range-finder. Three patents were issued related to the design and proprietary technology developed for the Impulse. These patents expire in February 2014, July 2014 and August 2014. Two patents were issued related to the UltraLyte, one on a Jam Detector feature, which will expire in February 2014, and another incorporating tilt sensing capabilities within a laser speed measuring device and subsequently conducting three dimensional accident reconstruction which will expire in September 2014. One patent was issued related to increased range performance in fog for marine applications and will expire in July 2014.

  To date fourteen additional patent applications have been filed. Three are continuations of previously issued patents, three relate to the Company's Traffic Safety products, five are related to the Company's Survey and Mapping products, two relate to the Company's industrial product line and one is related to a consumer product.

Patent Licensing Agreements

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

  In September 1996, the Company agreed to license to Kustom Signals, Inc. ("Kustom") and LaserCraft, Inc., ("LaserCraft"), a patent relating to the Company's hand-held laser speed detection system (the "Patent"). Kustom markets a laser speed measurement device along with radar speed measurement devices and other traffic safety equipment. In fiscal 1996, the Company gave notice to Kustom that it was potentially infringing the Patent by making and selling laser-based speed measurement devices manufactured for them by LaserCraft. While Kustom and LaserCraft have not acknowledged infringement of the Patent, they entered into the License Agreement, whereby the Company granted Kustom and LaserCraft the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by claims of the Patent. In consideration for the License Agreement, the Company received a prepayment of licensing fees for a predetermined number of licensed devices sold by Kustom, and receives license fees for each licensed device sold by Kustom. Additionally, the Company will receive running license fees for each licensed device sold by LaserCraft, except for those devices that are manufactured by LaserCraft for Kustom for resale.

  In November 1997, the Company and Bushnell entered into a licensing agreement with Tasco Sales, Inc., ("Tasco"), whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro. Tasco markets a laser range-finder, developed by Asia Optical, a Taiwanese Company that competes with the Yardage Pro series of range-finders. The Company and Bushnell have agreed to provide Tasco with the nonexclusive rights to market a laser range-finder incorporating certain features covered by claims of patents held by the Company and Bushnell. Pursuant to this agreement, the Company and Bushnell receive licensing fees based on a percentage of Tasco's gross sales.

  In June 1997, the Company agreed to license to Applied Concepts, Inc., ("ACI"), a patent relating to the Company's hand-held laser speed detection system. Under this agreement, the Company granted ACI the nonexclusive right to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration of the license agreement, the Company receives licensing fees as a percentage of net sales on each licensed device sold by ACI.

  In January 1998, the Company entered into a license agreement with Bushnell and Blount, Inc. ("Blount") whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro which enables Blount to market a competitive product into the consumer sports market. This product is manufactured by Asia Optical a Taiwanese company. Together, the Company and Bushnell receive running royalties on the net sales of Blount products.

  In September 1998, the Company agreed to license to MPH Industries, Inc., ("MPH"), a patent relating to the Company's hand-held laser speed detection system. MPH has added a laser speed measurement device to their current line of radar instruments. Pursuant to the agreement, the Company granted MPH the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration for the license agreement, the Company will receive license fees as a percentage of sales on each licensed device sold by MPH. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Royalty and Licensing Income."

Government Regulation

  The Company's laser products emit a laser light beam and are regulated by the FDA and subject to approval by certain foreign governments. FDA regulations impose eye safety requirements on the Company's products and governments of some foreign countries have similar regulations. The Marksman and UltraLyte comply with FDA Class 1 eyesafety regulations and have been rated Class 1 eyesafe by laboratories in Austria and Germany.

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

  In 1995, the National Highway Traffic Safety Administration ("NHTSA") working in conjunction with the National Institute of Standards and Technology ("NIST"), completed a national standard for performance specifications for laser speed measurement devices and established a laboratory testing facility at the University of California-Davis for testing of laser speed measurement devices. In October 1995, the Company submitted a Marksman unit for testing. In April 1996, the Marksman was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List. This list is comprised of speed enforcement products which have passed the national standard. During fiscal 1998, the UltraLyte completed compliance testing and was added to the IACP approved products list. The UltraLyte XL is expected to complete testing during the first half of fiscal 1999.

  Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 1998, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

  Management also recognizes that many foreign countries have centralized law enforcement and purchasing regulations requiring stringent performance and accuracy standards. Management primarily acknowledges that Western Europe purchasing authorities adhere to such performance and accuracy standards. The Company's laser speed detection products are subject to approval by certain foreign governments where regulatory controls exist for speed enforcement equipment. The Company has received approval for the Marksman from government agencies in Germany, the United Kingdom, Austria, Sweden, Switzerland, the Netherlands, France and Italy. The Marksman and UltraLyte have also been tested and approved by the Royal Canadian Mounted police in Canada. The UltraLyte has been approved in Germany and Austria and is currently being tested in a number of other European countries and Korea.

  Historically, the Company's laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries. In June 1996, the Superior Court of New Jersey ruled in a specific case that insufficient test data had been presented to the court and ruled to not allow the instrument to be used in that court's jurisdiction. As a result, new testing was subsequently completed by the New Jersey State Police and the New Jersey Department of Transportation which was submitted to the court at a second hearing held in New Jersey in October 1997. In March 1998, the Superior Court of New Jersey ruled that state and municipal government agencies in the jurisdiction of the court will be allowed to use the Company's LTI 20-20 series of laser speed guns in their vehicular law enforcement efforts.

Employees

  Management considers the relations between the Company and its employees to be good. As of September 30, 1998, the Company employed ninety-two persons, consisting of eight management personnel, twenty-nine employees engaged in the sales and marketing activities of the Company, twelve engineering personnel, twenty-eight production related personnel and fifteen administrative and office personnel. In addition to its full-time employees, the Company uses the services of two contractual marketing representatives and also uses the services of two contract engineers providing mechanical design and documentation services related to the Company's research and development activities.

ITEM 2. PROPERTIES

  As of September 30, 1998, The Company's facilities located in Englewood, Colorado provided approximately 24,000 square feet under a lease agreement expiring in July, 2003.

  In November 1998, pursuant to a sublease agreement on adjacent space from an unrelated party, the Company leased an additional 23,000 square feet under a lease agreement expiring in July 2002. This expansion encompasses the growing needs of the Company's research and development activities and manufacturing facility requirements. In total, the Company's facilities comprise 22,000 square feet of production space, 12,000 square feet allocated to research and development activities and 13,000 square feet is allocated to marketing and administrative activities. As a result of the Company's space expansion in fiscal 1999, the Company intends to expend approximately $140,000 in leasehold improvements. Such leasehold improvements are not expected to materially impact the Company's working capital or results of operations.

ITEM 3. LEGAL PROCEEDINGS

  On February 10, 1999, a securities class action entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan N. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statement during this period. The individual named defendants are directors and/or executive officers of the Company.

  The action appears to have followed and be premised on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1999, and the resignation of three members of the Audit Committee of the Board of the Board of Directors. The resigning members of the Audit Committee were members of the Special Audit Committee (the "Special Committee"), who also resigned from the Board of Directors on January 7, 1999 as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998.

  On January 7, 1999, a Special Meeting of the Board of Directors (the "Special Meeting") was held for the purpose of receiving the report and recommendations from the Special Committee. At the Special Meeting, the Special Committee made several proposals including, but not limited to, asking for the resignation of the Company's Chief Executive Officer and Chief Financial Officer. Following the presentation by the Special Committee of its findings and proposed actions, those directors not serving on the Special Committee made a counter proposal. Without responding to the counter-proposal, the individuals on the Special Committee then informed the Board of Directors of their intent to resign from the Special Committee and from the Board of Directors.

  In its complaint, the plaintiff contends that the resignation of BDO and the three directors is due to the Company's alleged unreliable and misleading financial statements. Plaintiff's complaint further alleges violations of
Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder. The action specified the period from February 12, 1998 through December 23, 1998 as the "class period."

  The Company has not had ample time to fully review the complaint nor to determine the extent of any possible liability or material damage to the Company. The Company further believes that the allegations set forth in the complaint are groundless and without merit and it intends to vigorously defend against the action.

  The Company is aware of at least five additional class action suits that have been filed recently against the Company. As of the date hereof, the Company has not received a complaint in the three actions, but the Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 1998.

                                   PART  II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

  On August 6, 1997, the Company announced that it would not extend the expiration date of its outstanding Redeemable Warrants, which expired on January 11, 1998. Under the terms of the Redeemable Warrants, each Redeemable Warrant represented the right of the holder to purchase one share of the Company's Common Stock at an exercise price of $6.00 per share, subject to adjustments, at any time prior to the close of business on January 11, 1998. The Company had the right to redeem the Redeemable Warrants in whole for cancellation at a price of $0.05 each, by written notice mailed to each holder thirty (30) days prior to the redemption date. Such notice of redemption could only be given within ten (10) days following any period of thirty (30) consecutive trading days during which the closing sale price of the Company's shares of Common Stock exceeds $8.00 per share.

  Because of the Company's announcement, the Redeemable Warrants that were not exercised by the holders thereof or redeemed by the Company prior to January 11, 1998, expired by their terms and the holders have no further exercise rights. All of the outstanding Redeemable Warrants expired unexercised on January 11, 1998.

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

  The Company's common stock is listed on the American Stock Exchange ("LSR"). As of September 30, 1998, 4,994,551 common shares were outstanding and the Company had approximately 639 shareholders of record which figure does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of the common stock for each calendar quarterly period as reported on the American Stock Exchange.

Stock Prices

                                                                     High   Low
                                                                     ----- -----
1998
  First Quarter..................................................... $4.43 $2.87
  Second Quarter....................................................  4.06  3.12
  Third Quarter.....................................................  5.93  3.31
  Fourth Quarter*...................................................  3.87  2.87
1997
  First Quarter..................................................... $5.38 $3.62
  Second Quarter....................................................  4.00  3.25
  Third Quarter.....................................................  4.00  3.19
  Fourth Quarter....................................................  4.00  2.75
1996
  First Quarter..................................................... $7.62 $3.87
  Second Quarter....................................................  8.44  5.50
  Third Quarter.....................................................  6.69  4.12
  Fourth Quarter....................................................  4.56  3.50

--------
* The 1998 fourth quarter reflects the high and low sale prices of the Company's common stock reported by the American Stock Exchange through December 22, 1998. On December 23, 1998, trading in the Company's stock was suspended. With regards to the halt in trading of the Company's common stock, the American Stock Exchange has advised the Company that the trading halt will continue pending a review of the Company's audited financial statements and its continued listing eligibility.

Dividends

  The Company currently intends to retain earnings to finance its operations, therefore, the Company has not declared or paid cash dividends in the past, nor does the Company anticipate that it will distribute cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth below has been derived from the audited financial statements of the Company for the years ended 1998, 1997 and 1996. The financial data set forth below for the years ended 1995 and 1994 is derived from the Company's unaudited financial statements. See "Review of Accounting Procedures."

                                                      Years Ended
                               ---------------------------------------------------------
                                  1998        1997       1996       1995        1994
                               ----------- ---------- ---------- ----------- -----------
                                                                 (Unaudited) (Unaudited)
Statement of Operations Data:
  Net sales..................  $11,801,293 $9,308,768 $9,504,119 $8,328,581  $5,303,299
  Cost of goods sold.........    5,554,037  4,093,285  4,330,193  3,910,735   2,527,322
  Gross profit...............    6,247,256  5,215,483  5,173,926  4,417,846   2,775,977
  Royalty and licensing
   income....................    1,242,732    868,931    401,121        --          --
  Total operating income.....    7,489,988  6,084,414  5,575,047  4,417,846   2,775,977
  Operating expenses.........    6,205,024  5,342,067  4,058,908  3,375,151   2,766,426
  Income from operations.....    1,284,964    742,347  1,516,139  1,042,695       9,551
  Interest income, net.......      115,535    163,955    235,771    157,523      86,555
  Income before taxes on
   income....................    1,400,499    906,302  1,751,910  1,200,218      96,106
  Taxes on income............      504,000    312,000    580,000    383,000      37,000
  Net income.................      896,499    594,302  1,171,910    817,218      59,106
  Basic earnings per common
   share.....................          .18        .12        .22        .16         .01
  Weighted average shares
   outstanding...............    4,985,902  4,998,351  5,209,981  4,989,600   5,008,381
  Diluted earnings per common
   share.....................          .15        .10        .15        .11         --
  Diluted average shares
   outstanding...............    5,981,235  5,918,934  7,875,898  7,338,600   7,181,631

                                              September 30,
                         --------------------------------------------------------
                            1998       1997       1996       1995        1994
                         ---------- ---------- ---------- ----------- -----------
                                                          (Unaudited) (Unaudited)
Balance Sheet Data:
  Working capital....... $8,434,703 $7,803,965 $7,698,674 $7,834,363  $7,247,133
  Total assets.......... 12,515,957 11,144,626 10,663,459  8,998,295   8,366,463
  Short-term debt,
   including current
   maturities of long-
   term debt............     76,564        --         --         --       59,517
  Long-term debt less
   current maturities...    159,549        --         --         --      150,075
  Total stockholders'
   equity............... 11,044,810 10,154,361  9,683,983  8,472,282   7,655,064

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

                                                Years Ended September 30,
                                            -----------------------------------
                                               1998         1997        1996
                                            -----------  ----------  ----------
      Net sales............................         100%        100%        100%
      Cost of goods sold...................          47          44          46
                                            -----------  ----------  ----------
      Gross profit.........................          53          56          54
      Royalty and licensing income.........          11           9           4
      Total operating income...............          64          65          58
      Operating expenses...................          53          57          43%
      Income from operations...............          11           8          15%
      Interest income, net.................           1           2           3
      Taxes on income......................           4           3           6
                                            -----------  ----------  ----------
      Net income...........................           8%          7%         12%
                                            ===========  ==========  ==========

  The following table provides a breakdown of the net sales and respective percentages of net sales of the Company's various product lines. Sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                                Years Ended September 30,
                                            -----------------------------------
                                               1998         1997        1996
                                            -----------  ----------  ----------
      Traffic Safety....................... $ 7,148,563  $4,788,403  $5,456,688
      Percentage of revenues...............          61%         51%         57%
      Survey and Mapping...................   3,990,523   4,006,730   3,175,031
      Percentage of revenues...............          34%         43%         34%
      DAS100 Ship Docking Aid System.......     271,160     261,876     763,930
      Percentage of revenues...............           2%          3%          8%
      Other................................     391,047     251,759     108,470
      Percentage of revenues...............           3%          3%          1%
                                            -----------  ----------  ----------
      Total Revenues....................... $11,801,293  $9,308,768  $9,504,119
                                            ===========  ==========  ==========

 Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

  Net sales for the fiscal year ended September 30, 1998 ("1998") were $11,801,293 compared to $9,308,768 realized during the fiscal year ended September 30,1997 ("1997"), representing a 27% increase in sales over the previous year. Sales growth in 1998 was primarily attributable to increased volume sales of the Company's Traffic Safety products resulting from improved distribution and the introduction of second generation products.

  Sales of the Company's Traffic Safety products increased 49% from $4,788,403 in 1997 to $7,148,563 in 1998. Fiscal 1998 Traffic Safety sales began to benefit from second generation products such as the UltraLyte and, internationally, sales of the Company's first generation Marksman continued to be strong in Europe and Korea while approvals are being completed related to the Company's second generation UltraLyte.

  Sales of the Company's Survey and Mapping products declined slightly in 1998 to $3,990,523 from $4,006,730. While North American Survey and Mapping product sales increased 15% to $3,101,879 in 1998 from $2,684,722 in 1997, international sales of the Company's Survey and Mapping products decreased 34% from $1,322,008 in 1997 to $884,836 in 1998. International sales of the Company's Survey and Mapping products declined in 1998 due to the economic downturn within the Asian market.

  International sales of the Company's products in 1998 were $3,883,532 compared to $3,357,226 realized in 1997. International sales comprised approximately 39% of the Company's total revenues in 1998 compared to 47% in 1997. During 1998, international Traffic Safety sales increased 47% to $2,994,889 from $2,035,218 realized in 1997. Management believes that sales of the Company's Traffic Safety products to Pacific Rim areas have not been affected by the current Asian economic crisis but that international sales of the Company's Survey and Mapping products have been impacted adversely. Management intends to continue to evaluate the market potential of the Company's products during this economic downturn. International sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

  Gross profit as a percentage of sales was 53% for 1998 compared to 56% in 1997. The decrease in gross profit margins in 1998 was primarily due to lower gross margins on sales of the Company's first generation products, primarily the Marksman sold internationally. During the 1998 fourth quarter, the Company took a one time charge of approximately $100,000 relating to cost variances which it had accumulated in its inventory costing system related to the Company's recent implementation of its new, fully integrated manufacturing software package. As the Company continues to implement this system, these standard cost variances will no longer occur because the accounting system was refined in the fiscal 1998 fourth quarter to better accumulate those costs. Additionally, during the fourth quarter of fiscal 1998, Management agreed to sell approximately $140,000 at cost of inventory components to its newly contracted board assembly house for the purposes of future turnkey board processing from this supplier.

  Management recognizes that competitive pressure may affect the Company's gross profit margins. Such impact from reduced selling prices is expected to be offset by reduced manufacturing costs on second generation products. Competitive pressure impacted the Company's gross profit margins in 1998, as older generation products, primarily the Marksman, continued to be sold in high volumes internationally. Sales of the Company's first generation products at higher manufacturing costs continue as a result of the length of time required related to the approval processes for the Company's UltraLyte within certain foreign markets. During 1998, the UltraLyte was approved for use as a viable means of speed enforcement in Germany and Austria and is currently being tested in a number of other European countries and Korea.

  As second generation products become a larger percentage of overall sales, Management expects gross margins to improve. The Company anticipates that gross profit margins on international sales will remain consistent with those realized domestically on its second generation products. However, Management believes that gross profit margins on high volume international sales of its laser speed detection systems, primarily the Marksman, may be less than those realized domestically due to reduced selling prices on high volume orders and higher manufacturing costs related to the Marksman. The Company minimizes the effect of currency fluctuations by requiring payment in U.S. funds.

  Royalty income earned in 1998 from the Company's licensees primarily related to the Company's agreement with Bushnell on sales of the Yardage Pro series of laser range finders marketed by Bushnell. Royalty income rose approximately 44% to $1,242,732 in 1998 from $868,931 realized in 1997. Management believes that royalty income received from its current licensing arrangements will continue to positively impact the Company's results of operations. See "Royalty and Licensing Income."

  Total operating expenses increased approximately 16% to $6,205,024 in 1998 from $5,342,067 for the comparable 1997 period. Increased operating expenses realized in 1998 as compared to 1997 primarily related to increased personnel requirements. As a percentage of net sales, total operating expenses decreased to 53% in 1998 from 57% in 1997. Decreased operating expenses as a percentage of sales is attributable to increased sales and the leveling of expenses related to the development of the Company's infrastructure in the prior year period.

The Company anticipates that operating expenses will continue to increase to support the Company's continued growth as the Company's sales increase. However, Management believes that operating expenses will continue to decline as a percentage of sales, now that the Company's investment in infrastructure is substantially complete.

  Improved royalty income partially offset the increase in operating expenses in 1998. Combined with income earned on investments of $115,535 and $163,955 in 1998 and 1997, respectively, the Company realized income before taxes on income of $1,400,499 in 1998 compared to income before taxes on income of $906,302 for the comparable 1997 period. After taxes on income, the Company realized net income of $896,499, or $.18 basic earnings per share in 1998 compared to $594,302, or $.12 basic earnings per share, realized in 1997.

 Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

  Net sales for the fiscal year ended September 30, 1997 ("1997") were $9,308,768 compared to $9,504,119 realized during the fiscal year ended September 30, 1996 ("1996"). Decreased volume sales of the Company's Ship Docking aid sensors were offset by increased Survey and Mapping sales. Larger sales of the Company's ship docking systems were realized in 1996 as compared to 1997, due to the Company's completion of its contract with Lockheed Martin in 1996. Management expects that sales of its Ship Docking Aid Systems will greatly fluctuate between financial periods due to the specialized nature of the maritime industry.

  Decreased sales of the Company's Ship Docking Aid systems were offset by increased Survey and Mapping sales of the Company's products. Survey and Mapping sales rose 26% to $4,006,730 in 1997 from $3,175,031 in 1996 due to increased volume sales of the second generation Impulse series of survey lasers. As market penetration of the Company's second generation Impulse expanded, sales of the Company's Criterion slowed as the Impulse replaced first generation technology.

  Traffic Safety sales in 1997 were $4,788,403 compared to $5,456,688 realized in 1996 representing a 14% decrease in the Company's overall Traffic Safety revenues. The decline in Traffic Safety sales in 1997 compared to 1996 was primarily related to lower international sales of the Company's Traffic Safety products. Despite lower international revenues, domestic sales of Traffic Safety products rose 5% to $2,375,111 in 1997 compared to 1996 domestic Traffic Safety sales of $2,270,931, primarily due to the introduction of the UltraLyte, the Company's second generation Marksman laser speed detection device, during the latter half of fiscal 1997.

  Gross profit as a percentage of sales was 56% for 1997 compared to 54% in 1996. The increase in gross profit was due to lower manufacturing costs related to the Company's second generation Impulse and UltraLyte, designed to reduce manufacturing costs and improve production efficiency.

  Total operating expenses increased approximately 32% to $5,342,067 in 1997 from $4,058,908 for the comparable 1996 period. As a percentage of net sales, total operating expenses rose to 57% in 1997 from 43% in 1996. Increased operating expenses realized in 1997 primarily related to the Company's increased distribution efforts and consultant fees related to the implementation of the Company's fully integrated JD Edwards business software package which improved the Company's internal control systems. During fiscal 1997, the Company invested in building its direct sales force for its domestic Traffic Safety and Survey and Mapping business segments. As a result, the Company incurred increased operating expenses including increased compensation expense due to increased personnel, and higher advertising and travel expenses related to accelerated marketing efforts over the previous year.

  Royalty income from the licensing of the Company's proprietary technology rose 117% to $868,931 in 1997 from $401,121 realized in 1996. Increased royalty income realized in 1997 partially offset the increase in operating expenses incurred in 1997. Combined with income earned on investments of $163,955 and $235,771 in 1997 and 1996, respectively, the Company realized income before taxes on income of $906,302 in 1997 compared to income before taxes on income of $1,751,910 for the comparable 1996 period. After taxes on income, the Company realized net income of $594,302, or $.12 basic earnings per share, in 1997 compared to $1,171,910, or $.22 basic earnings per share, in 1996. See "Patent Licensing Agreements".

FOREIGN SALES

  Foreign sales of the Company's products were 39%, 47%, and 49% for the fiscal years ended September 30, 1998, 1997 and 1996, and 1995, respectively. Management believes that foreign sales of the Company's products will continue to comprise a significant portion of its revenues. The Company requires that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make the Company's products less competitive in those markets.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs related to the continual development of the Company's products are expensed as incurred and included in operating expenses. Research and development costs totaled approximately $757,000, $664,000, and $514,000 for the years ended September 30, 1998 1997 and 1996, respectively. Year to year increases in research and development expenditures are primarily attributable to increased personnel costs related to increased personnel requirements. Management anticipates continued increases in research and development costs as the Company continues to develop new products and enhance existing ones.

  Cost associated with the Company's patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $160,000, $185,000 and $116,000 for the fiscal years ended September 1998, 1997, and 1996, respectively.

INCOME TAXES

  Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities. As a result, at September 30, 1998, the Company has recorded a deferred tax asset totaling $87,000. Based upon the Company's history of taxable income and its projections for future earnings, Management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset. See note 6 to the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital needs have been satisfied primarily through the Company's public offering consummated in January 1993 (which provided $6,313,881 in net proceeds to the Company, after deduction of underwriting discounts and related offering expenses) and cash flow from operations. The Company's working capital at September 30, 1998 was $8,434,703 as compared to working capital of $7,803,965 at September 30, 1997. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

  For the year ended September 30, 1998, cash provided by operating activities was $86,602. Net income of $896,499 and increased accounts payable of $244,769 was used to expand inventories by $1,059,060 to meet anticipated production demand. Cash used in investing activities of $280,024 resulted from increased cash from investment maturities of $454,757 net of investments purchased, which were primarily used for the purchase of property and equipment in the amount of $576,185, and $158,596 was used to protect the Company's proprietary technology. In August 1998 the Company financed a new car fleet arrangement which primarily provided the cash from financing activities of $230,063. Also in 1998, the Company received $46,750 in proceeds from the exercise of stock options related to the Company's qualified Incentive Stock Option plan and reinvested $52,800 pursuant to the Company's Stock Repurchase Program. For the year ended September 30, 1998 cash and cash equivalents increased $36,641.

  For the year ended September 30, 1997, net income of $594,302 offset cash used in operating activities of $93,705 and was primarily used to finance an increase of $570,154 in trade accounts receivable. Additionally, $221,268 was used to expand inventories to meet anticipated production demand. Cash used in investing activities of $1,068,793 primarily related to the reinvestment of unused cash reserves of $1,297,465 and $453,851 was used for the purchase of property and equipment and leasehold improvements related to the expansion of the Company's facilities. Cash used in financing activities of $123,924 related primarily to the purchase of shares of the Company's common stock, recorded at cost. For the year ended September 30, 1997 cash and cash equivalents decreased $1,295,294.

  For the year ended September 30, 1996, cash provided by operating activities was $310,212. Net income of $1,171,910 combined with an increase of $511,465 in accounts payable and accrued expenses was used to finance an increase in trade accounts receivable of $1,028,760 and $284,029 was used to expand inventories. Cash provided by investing activities of $421,716 was primarily attributable to proceeds, after reinvestment, from the sale of investments of $1,169,914, of which $632,437 was used for the purchase of property and equipment and leasehold improvements related to the Company's facility expansion in December 1995. Cash flows of $78,210 used in financing activities, resulted from proceeds received from the exercise of employee stock options pursuant to the Company's Equity Incentive Plan of $39,791, less payments on long-term debt and related party debt. For the year ended September 30, 1996, cash and cash equivalents increased $653,718.

OTHER

  During fiscal 1997, the Company expanded its facilities pursuant to the Company's rights for additional expansion space under its current lease agreements to provide additional office and production space. Additionally, in 1997, the Company expended capital to fully integrate and automate its information systems management and accounting software in preparation of future growth.

  In November 1998, pursuant to a sublease agreement on adjacent space from an unrelated party, the Company leased an additional 23,000 square feet under a lease agreement expiring in July 2002. To complete the Company's facility expansion in fiscal 1999, the Company intends to expend approximately $140,000 in leasehold improvements. Such leasehold improvements are not expected to materially impact the Company's working capital or results of operations. The Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future.

  Management believes that the Company's business centered around its Traffic Safety product line is not seasonal in nature. However, due to fiscal budgeting practices of foreign and domestic law enforcement agencies, sales of the Company's Traffic Safety products may vary between financial periods. Historically, the Company has realized a small decline in sales of its Survey and Mapping products in areas affected by colder weather in the winter months. Additionally, due to the sophisticated nature of the Company's Marine products, Management expects sales of these systems to greatly fluctuate between financial periods.

  The Company has historically realized minimal bad debts and maintains approximately a 30-60 day receivable collection period. In order to reduce the impact of currency fluctuations, all of the Company's foreign sales are made in U.S. currency. The Company generally enforces the use of letters of credit and wire transfers in most of its credit arrangements with foreign distributors to reduce the risk of uncollected accounts receivable. Since 1992, an allowance for doubtful accounts of $10,000 has been recorded. From fiscal 1993 through fiscal 1998, in total, the Company has realized bad debt expense of $25,389.

YEAR 2000

  During the year ended September 30, 1997, the Company converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). Management believes that the majority of the Company's updated computer system is Year 2000 compliant for both information technology ("IT") and non-IT systems. The Company continues to evaluate Year 2000 compliance and does not anticipate any material expenditures related to the conversion process.

  The Company also continues to evaluate whether it will have Year 2000 issues relating to any third parties with which it has or may have a material relationship. Management believes that most, if not all third parties with which the Company has a material relationship, are, or will be Year 2000 compliant. The Company does not anticipate any material expenditures related to Year 2000 compliance by any third party.

Effect of Inflation

  The Company believes that it will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on the Company's revenues, gross profit or results of operations for at least the next twelve months.

New Accounting Pronouncements

  The Financial Accounting Standard Board has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation did not have a material effect on the financial statements. SFAS No. 128 and 129 were adopted by the Company for the fiscal year ended September 30, 1998.

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

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

Review of Accounting Procedures

  The following relates to the internal investigation of the Company's accounting procedures and how they relate to transactions between LTI Australia and the Company. LTI Australia, formerly known as Kurringa Pty. Ltd. ("LTIA"), has been a customer of the Company since 1992. LTIA and the Company are not affiliated through ownership or management. In December 1992, during fiscal year ended September 30, 1993, the Company sold one hundred (100) units of its hand-held Marksman to LTIA for $370,000 (the "December 1992 Sale"). The Company booked the transaction as a sale with a corresponding account receivable.

  As of August 31, 1993, the balance due on LTIA's account was $310,452. On that date, the Company and LTIA entered into an Agreement that provided, among, other things, that LTIA would pay in full in ninety (90) days, the $310,452 then owing from the December 1992 Sale. The Agreement stated that the Company was granting LTIA an extension so LTIA could (i) complete necessary approvals for the Marksman in certain areas of Australia, (ii) expand marketing efforts in the South Pacific and Southeast Asia, and (iii) supply the Company with a photo laser system that the Company would distribute outside of Australia. The Agreement also stated that in return for the extension, LTIA would sell the photo laser system to the Company at a fifty percent (50%) discount off LTIA's anticipated wholesale price. The Agreement further provided that the Company would ship to LTIA an additional 100 Marksmans by the end of September 1993 to fulfill an order LTIA expected in October 1993 from its customer. The terms of the Agreement provided that LTIA was to make payment for the units within sixty (60) days after delivery to the end user. The Company shipped 100 Marksman units to LTIA on approximately September 30, 1993, for the total price of $370,000 (the "September 1993 Sale"). This transaction was booked by the Company as a sale with a corresponding account receivable.

  Both the December 1992 Sale and September 1993 Sale were recorded by the Company as gross sales for fiscal year 1993. During fiscal 1993, LTIA paid approximately $150,128 on its account receivable at the Company. As of September 30, 1993, the balance of LTIA's account receivable was $686,525.

  On or about July 20, 1994, LTIA and the Company entered into a Purchase Agreement whereby the Company agreed to pre-purchase from LTIA twenty (20) photo laser systems for the discounted price of $10,500 per unit. This represented a further discount from the price of $12,500 per unit that LTIA had agreed to in the August 31, 1993 Agreement. The Purchase Agreement further provided that the Company would pay for the photo laser systems by reducing LTIA's receivable by $210,000. LTIA's receivable was reduced by this amount on August 24, 1994.

  In approximately June 1994, LTIA began returning to the Company certain of the Marksman units for which it had not paid. Between June 1994 and March 1996, LTIA returned all 100 units from the September 1993 Sale and an additional thirty (30) units. The Company did not reduce LTIA's account receivable upon the return of the units. Rather, two corporate officers and directors, David Williams and Jeremy Dunne, transmitted personal funds to the Company which were applied to reduce the LTIA account receivable. From September 26, 1994 to September 28, 1995, Mr. Williams and Mr. Dunne paid to the Company $184,298 and $131,250 respectively. To the best knowledge of the Company, Mr. Dunne believed that his payment of $131,250 was an advance to LTIA to support its development of the Australian market and to assist LTIA during a period when it was experiencing cash flow problems. Further, to the best knowledge of the Company, Mr. Williams and Pamela Sevy, the Company's Chief Financial Officer, were the only Company officers or directors who were aware that the aforementioned payments were used to reduce the LTIA account receivable.

  Mr. Williams and Mr. Dunne each personally borrowed the funds they transmitted to the Company that were applied to the LTIA account receivable. In some instances the interest and principal payments on Messrs. Williams' and Dunne's loans were paid by the Company. These payments were authorized by Mr. Williams and Ms. Sevy. In most instances the interest and principal payments paid by the Company were debited to the Company's officer receivable account of Mr. Williams or Mr. Dunne, respectively. In April 1997, the Company paid $98,676 to Norwest Bank of Arapahoe to repay a loan that Mr. Williams had taken out to pay on the LTIA account receivable. In making the payment to the bank, the Company also paid a $25,000 prior loan of Mr. Williams. The Company charged the entire $98,676, which included the $25,000, to Mr. Williams' personal account receivable at the Company. The interest paid by the Company totaled approximately $16,000. Interest payments made by the Company were not reported as income to Mr. Williams because it was believed that the Company was repaying monies owed to Mr. Williams. In September 1997, H. DeWorth Williams, the brother of David Williams and a director of the Company, made a personal loan to David Williams in the amount of $165,000. DeWorth William's check for $165,000 was made payable to the Company and the funds were used by David Williams to reduce his personal account receivable at the Company. None of these transactions were reported as a related party transaction in the Company's prior annual report on Form 10-K.

  During fiscal 1995, the Company determined that the photo laser systems that were pre-purchased from LTIA pursuant to the Purchase Agreement did not meet performance requirements. Accordingly, the Company discontinued its efforts with LTIA related to developing the photo laser system and did not take delivery of the 20 units. Therefore, on or about September 14, 1995, the Company reversed the $210,000 credit previously applied to the LTIA account for the pre-purchase of the photo laser systems.

  Approximately 90 of the units returned by LTIA between June 1994 and March 1996 were resold through the Company on Company invoices, but the sales were not recorded on the Company's books. Rather, the sales proceeds were deposited into an account established at Colorado National Bank ("CNB"), under the Company's name. The funds in the account were intended to repay David Williams for his funds advanced on behalf of LTIA. Sales proceeds were used to reduce LTIA's account receivable or to repay those funds which Messrs. Williams and Dunne had transmitted to the Company to reduce LTIA's receivable.

  The CNB account was established in May 1995, although not authorized by the Company's Board of Directors. The CNB account was not disclosed to the Company's auditors during fiscal 1995, 1996, 1997 or 1998. Also, to the best knowledge of the Company, David Williams and Ms. Sevy were the only Company officers or directors who were aware of the purpose of the CNB account. Sales proceeds from the returned and resold units were transferred from the CNB account to the Company's regular cash operating account.

  The remaining ten units from the September 1993 Sale plus approximately thirty additional units from the December 1992 Sale, were also sold. However, these sales were inadvertently recorded as new Company sales with no cost of goods sold being attributed to the sales. The Company is presently unable to identify specifically approximately fifteen of these units, although it is believed that the proceeds from the sale of these sales were also recorded as new sales by the Company.

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. David Williams and Ms. Sevy applied the proceeds from the sale to reduce Mr. Williams' account receivable by $50,000 in consideration for monies he had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company were considered unrecoverable by him. Subsequently, the Company reversed this transaction, debited Mr. Willliams' account receivable for $50,000, and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable. It is further believed that the Company may owe additional monies to Mr. Williams. Mr Williams has agreed to forgive any monies owed to him due to the resale of his units by the Company.

  The following table demonstrates the changes to revenues from the sale of the 100 units pursuant to the September 1993 Sale as though the sales of the units were recorded in later periods when the units were resold. The table also demonstrates the effect on net income in each period had such sales and gross margin contribution to net income been recorded in the period in which the resale occurred rather than in fiscal 1993.

  The sales value of the 130 units returned was approximately $488,000. Of the 130 units returned, ninety of the units, or approximately $369,000, were sold through the CNB account to repay Messrs. Williams and Dunne or applied towards LTIA's account receivable. Forty of the units were sold inadvertently as new Company sales. The following table reflects the sale of one hundred fifteen units, the number specifically identifiable as having been sold as a new sale or through the CNB account. The table does not reflect the resale of the remaining fifteen units because of the Company's inability to identify those specific units and the table takes into effect approximately $30,000 in discounts granted on returned and resold units.

  The table reflects all identifiable units for which sales revenue may have been more fairly reported in a later period. The Company believes that all funds have been accounted for from the sale or resale of the units. The Company further believes that no individuals personally benefitted from any of the transactions.

                                              YEARS ENDED
                         ------------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
STATEMENT OF OPERATIONS
 DATA:
  Net sales as
   reported............. $9,292,637 $9,306,777 $8,225,776 $5,303,299 $4,813,227
  Adjustments to net
   sales................     16,131    197,342    102,805              (401,278)
  Adjusted net sales....  9,308,768  9,504,119  8,328,581  5,303,299  4,411,949
  Net income as reported
   (1)..................    585,430  1,063,372    704,132     59,106    965,246
  Adjusted net income...    594,302  1,171,910    817,218     59,106    744,543
  Earnings per share....       $.12       $.20       $.14       $.01       $.20
  Adjusted earnings per
   share................       $.12       $.22       $.16       $.01       $.16

--------
(1) During fiscal 1993, the Company recorded a non-recurring extraordinary charge of $567,000 as a loss related to the early extinguishment of debt. The computation of adjusted net income and earnings per share data for fiscal 1993 does not take into effect such reduction in net income as it does not relate to the Company's results from operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  BDO Seidman, LLP ("BDO") served as the Company's independent accountant for the years ended September 30, 1992 through 1997. On December 21, 1998, BDO resigned as independent accountant for the Company, citing the following reportable events:

    1. The Company's internal controls could not be relied upon to develop financial statements.

    2. Information had come to BDO's attention indicating that they could no longer rely on management's representations.

    3. BDO concluded that the above events materially impacted their liability of the financial statements for the fiscal years ending September 30, 1993, 1994, 1995, 1996 and 1997. Therefore, BDO was unwilling to be associated with the above mentioned financial statements and withdrew its opinions on those years.

  Commencing October 28, 1998, the Audit Committee of the Company's Board of Directors conducted an investigation of the Company's accounting systems and procedures. During the pendency of the investigation, the Company appointed an interim Chief Financial Officer who reported directly to the Audit Committee and instituted additional internal controls to ensure the integrity of the investigation and the Company's financial reporting processes.

  The Company filed with the Commission a report on Form 8-K dated December 28, 1998 disclosing the resignation of BDO. The Form 8-K was amended on January 4, 1999 to include the letter from BDO addressed to the Commission stating whether it agreed with the statements made by the Company in the Form 8-K.

  On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen & Company, Certified Public Accountants ("JJ&C"), as the Company's principal accountant. Thereupon, JJ&C began auditing the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. JJ&C has also been retained to review the financial controls of the Company and to make recommendations to the Board of Directors.

  During the Company's two most recent fiscal years and subsequent interim period, prior to engaging JJ&C, the Company has not consulted JJ&C regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event, except to the extent necessary for JJ&C to complete its client acceptance procedures.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  As of February 24, 1999, the executive officers and directors of the Company are as follows:

Name                        Age                     Position
----                        ---                     --------
Blair Zykan*...............  38 President and Chief Executive Officer (designee)
David Williams*............  43 President and Chief Executive Officer
Pamela Sevy*...............  34 Chief Financial Officer
Jeremy G. Dunne............  41 Vice President and Director
Dan N. Grothe..............  61 Secretary and Director
H. DeWorth Williams........  63 Director
Brian Abeel................  40 Director

--------

* Mr. Williams and Ms. Sevy have tendered their resignations as a director and executive officer of the Company, effective immediately following the filing of this Form 10-K. Mr. Zykan has been appointed as the new President and Chief Executive Officer, also effective immediately following the filing of this Form 10-K.

  On October 28, 1998, the Company's Board of Directors established the Special Audit Committee (the "Special Committee") comprised of then directors Richard B. Sayford, F. James Lynch and William R. Carr. The Board directed the Special Committee to independently investigate the Company's accounting records and certain irregularities relating to the Company's accounting records. Following its investigation, the Special Committee was to report the results to the Board. In connection with its investigation, the Special Committee retained independent legal counsel, who in turn, retained an interim Chief Financial Officer who was to report directly to the Special Committee and instituted internal controls to ensure the integrity of the investigation and the Company's financial reporting process.

  On December 21, 1998, BDO Seidman, LLP ("BDO") resigned as the Company's independent accountant for those reasons set forth in Item 9 above. On January 7, 1999, a Special Meeting of the Board of Directors (the "Special Meeting") was held for the purpose of receiving the report and recommendations from the Special Committee. The Special Committee proposed that certain directors and executive officers tender their resignations and that the Company's President pay to the Company all amounts, if any due from him to the Company. The Special Committee further proposed that the Company hire a new Chief Executive Officer and Chief Financial Officer from outside the Company and search for and retain a reputable accounting firm that is completely independent from the Company's officers and/or directors. The Special Committee also proposed that certain directors agree to place their shares of the Company's common stock into a voting trust or other arrangement whereby such shares may be voted in accordance with management's direction. It was further suggested that upon the implementation of the above recommendations, the composition of the Board of Directors be revised to provide for three inside and three independent directors. The Special Committee then recommended that in the event the Chief Executive Officer and Chief Financial Officer did resign, each be offered a consulting agreement with the Company.

  Following the presentation and proposals by the Special Committee, those directors not on the Special Committee made a counter-proposal. Without responding to the counter-proposal, the individuals on the Special Committee informed the Board of their intent to resign from the Special Committee and from the Board of Directors. Each of the resigning directors, F. James Lynch, Richard B. Sayford and William R. Carr, submitted letters to the Company's Board dated January 11, 1999 confirming their resignations. Each of the resigning directors cited as the reason for his resignation as the refusal of the other members of the Board to accept the proposals of the Special Committee.

  The Board of Directors first created the Special Committee to investigate certain situations that took place in fiscal years 1993 and 1994. Being fully aware of the facts and allegations presented by the Special Committee, those directors at the Special Meeting not on the Special Committee were concerned with the Special Committee's time schedule in bringing on a new auditor and the projected time frame to complete the new audited financial statements for the fiscal year ended September 30, 1998. The Special Committee had not engaged a new auditor and suggested that once a new auditor was engaged, the time frame to complete the audit could take up to six months. The remaining directors believed that it would be in the best interest of the Company and its shareholders to engage a new auditor as soon as possible in order to promptly complete and publish the Company's financial statements for fiscal year 1998.

  The remaining directors also believe that the Company's President does not owe any monies to the Company as implied by the Special Committee. Further, the remaining directors believe that under the current circumstances, it is not necessary to have certain directors place their shares of the Company's stock into a voting trust.

  Based upon the report from the Special Committee, the current Board of Directors believes that there will not be any negative impact upon the Company's overall reported financial results for its 1994, 1995, 1996, 1997 and 1998 fiscal years. Certain sales previously recorded in fiscal year 1993 should have been more properly recorded in fiscal years 1994, 1995 and 1996. However, combined sales and earnings for these fiscal years will not be affected and there will be, no material cumulative effect to the financial statements for these periods. Any adjustments made to prior year statements will have no effect on the Company's financial statements for fiscal year 1998.

  On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen and Company, Certified Pubic Accountants ("JJ&C"), as the Company's principal accountant. The

Board believes JJ&C to be a reputable accounting firm and completely independent from the Company's officers and/or directors. Following its appointment, JJ&C completed the audit of the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. JJ&C has also been engaged to review the financial controls of the Company and to make recommendations to the Board of Directors and to audit September 30, 1995, 1994 & 1993.

  On February 19, 1999, the Board of Directors accepted the resignations of David Williams as President and Chief Executive Officer, and, Pamela Sevy as Chief Financial Officer. Mr. Williams and Ms. Sevy and the Board have agreed that their resignations will be effective immediately upon the filing of this Form 10-K. The Board also nominated Blair Zykan as the Company's new President and Chief Executive Officer effective immediately after the filing of their Form 10-K.

  On February 23, 1999, the Board of Directors appointed Brian Abeel to fill one of the vacancies on the Board from the resignations of the previous directors. The Board is continuing its search to find qualified directors to fill the remaining vacancies. The Board is also actively searching to fill the position of Chief Financial Officer due to the resignation of Ms. Sevy. In the interim, Dan Grothe will be acting Chief Financial Officer.

  The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. In June 1994, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's common stock to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the plan. The exercise price in each case is the fair market value of the Company's Common Stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. Pursuant to the Director Plan, as of September 30, 1998, options to purchase 30,000 shares were granted and are outstanding to each of four non-employee directors at exercise prices ranging from $3.06 to $4.94 per share. In addition, the Company reimburses each Director's out of pocket expenses incurred in connection with their duties as directors.

  Each officer of the Company serves at the discretion of the Board of Directors. There are two committees of the Company's Board of Directors. As of September 30, 1998, the Audit Committee consisted of Mr. Carr, Mr. Lynch and Mr. Sayford; and the Compensation Committee consisted of Mr. H. Deworth Williams, Mr. Lynch and Mr. Sayford. Since the resignations of Messrs. Sayford, Lynch and Carr, the Company is in the process of naming additional members of these Committees.

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

  Blair Zykan. Mr. Zykan has been with the Company since March of 1993. From 1993 to 1998, Mr. Zykan served as Vice President of Sales and Marketing, responsible for North America before adding global responsibility for the Company's Survey and Mapping products in 1996. In August 1998, Mr. Zykan was promoted as the Company's Chief Operating Officer. As of February 19, 1999, Mr. Zykan was nominated by the Board to fill the vacancy created by the resignation of Mr. Williams as President and Chief Executive Officer. From 1983 to 1993, Mr. Zykan served in a variety of sales and sales management positions with Armstrong World Industries, a global manufacturer of interior finishing products. Mr. Zykan is a 1983 graduate of Franklin & Marshall College with a B.A. in Economics.

  David Williams. Mr. Williams has been employed by the Company since January 1986. He served as Vice President of marketing and finance prior to becoming President and Chief Executive Officer in December 1986. From 1983 to 1985, Mr. Williams was a financial consultant with Williams Investments Company, a financial consulting and venture capital firm. From 1981 to 1983, Mr. Williams was a financial officer and consultant for Valley Care, Inc., a health care provider. Mr. Williams is a 1981 graduate from the University of Utah with a B.S. Degree in Finance. Mr. Williams has resigned as President, CEO and Director, effective immediately upon the filing of this Form 10-K.

  Pamela Sevy. Ms. Sevy has been employed by the Company since August 1987. Prior to September 1992, when Ms. Sevy was appointed Chief Financial Officer of the Company, she held the position of Controller. From 1985 to 1987, Ms. Sevy conducted accounting operations for E.O.C., a Denver based, four store retail optical outlet. From 1981 to 1985, Ms. Sevy worked with PTI, an Englewood, Colorado company specializing in corporate accounting and administrative assistance. Ms. Sevy has resigned as Chief Financial Officer, effective immediately upon the filing of this Form 10-K.

  H. DeWorth Williams. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than twenty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings.
Mr. Williams is the brother of the Company's President, David Williams.

  Brian Abeel, CPA. Mr. Abeel is currently Co-President of Spectra Lux Corporation, a leading manufacturer of edge-lighted displays for commercial and military aircraft applications. He serves on the boards of Spectra Lux Corporation, Aviosupport, Inc., a spares aftermarket distributor to the world's airlines, and is a founding shareholder and board member of Avio Corporation, a holding company for both organizations. From 1988 to 1989, Mr. Abeel served as Vice President, Finance of Amerifresh. Mr. Abeel holds a B.A. degree in business administration from the University of Washington.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

  In July 1992, the Company entered into an employment agreement with Jeremy Dunne, pursuant to which Mr. Dunne receives an annual base salary subject to increases at the discretion of the Board of Directors. In 1998, this agreement was renewed for another five years. The employment agreement prohibits Mr. Dunne from directly or indirectly competing with the Company for a period of three years following termination of his employment.

Cash Compensation

  The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended September 30, 1998, 1997 and 1996, with respect to the Company's Chief Executive Officer. No executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                          Summary Compensation Table

   Name and Principal                             Other Annual    All Other
   Position              Year   Salary    Bonus   Compensation   Compensation
   ------------------    ----   -------   -----   ------------   ------------
   David Williams,       1998   $92,500   $--         $--            $--
    President, C.E.O.    1997    90,525    --          --             --
                         1996    84,600    --          --             --

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

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                               Option/SAR Values

                             Number of Securities            Value of
                            Underlying Unexercised          Unexercised
                                Options/SARs at            In-the-Money
                                Fiscal Year End           Fiscal Year End
   Name and Principal
   Position                Exercisable/Unexercisable Exercisable/Unexercisable
   ------------------      ------------------------- -------------------------
   David Williams,                68,250/none                 $0/none
    President, C.E.O. (1)

--------
(1) On June 3, 1994, the Company granted options to purchase 68,250 shares of the Company's common stock to David Williams, President and CEO, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vest annually in three equal installments over a three-year period. As of September 30, 1998, all options were fully vested.

 Equity Incentive Plan

  In 1994, the Company adopted an equity incentive plan, the "Employee Plan" which provides for the issuance of options to key employees and consultants of the Company to purchase up to an aggregate of 530,000 shares of the Company's Common Stock at the fair market value of the stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. The Employee Plan also allows for the grant of stock options, restricted stock awards, stock units, stock appreciation rights and other grants to all Company eligible employees and consultants.

  On February 24, 1998, Stockholders approved a proposal to amend the Company's Equity Incentive Plan ("Employee Plan"). For each fiscal year beginning October 1, 1997 and through the fiscal year beginning October 1, 2003 (seven years), a number of shares of stock equal to two percent of the total number of issued and outstanding shares of stock as of September 30 of the fiscal year immediately preceding such year shall become available for issuance under the Employee Plan. In addition, any unused portion of shares of stock remaining from those reserved as of September 30, 1997 and any unused portion of the two percent limit for any fiscal year shall be added to the aggregate number of shares of stock available for issuance in each fiscal year under the Employee Plan. In no event except as subject to adjustment pursuant to certain sections of the Employee Plan, more than 1,000,000 shares of stock shall be cumulatively available for issuance pursuant to the exercise of the Incentive Options.

  As of September 30, 1998, the total number of shares of Common Stock subject to all awards under the Employee Plan could not exceed 634,164.

  As of September 30, 1998, options to purchase 480,000 shares of the Company's common stock were outstanding, at exercise prices ranging from $2.87 to $5.25 per share of which 443,083 options were exercisable at September 30, 1998. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

 Non-Employee Director Stock Option Plan

  In 1994, the Company also adopted a stock option program for non-employee directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's Common

Stock at the effective date of the plan to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the Director Plan. The maximum number of shares that may be subject to options issued under the Director Plan is 120,000. The exercise price in each case is the fair market value of the Common Stock on the date of grant, determined in the same manner as under the Employee Plan. As of September 30, 1999, pursuant to the Director Plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $3.06 to $4.94 per share. Options granted under the Director Plan vest one-third each year for three years and expire ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director of the Company (subject to certain exceptions contained in the Director Plan). At September 30, 1998, 120,000 options were outstanding and exercisable pursuant to the Director Plan. The resigning directors have three months to exercise their options.

  The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information, to the best knowledge of the Company, as of February 24, 1999 with respect to each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

                                                         Number of
                                                           Shares    Percentage
                                                        Beneficially Ownership
Name                                                       Owned        (1)
----                                                    ------------ ----------
Jeremy G. Dunne (2) ...................................    414,500       8.2%
2686 E. Otero Place
Littleton, Colorado 80122

Blair Zykan (3) .......................................     58,810       1.0%
8750 East Otero Circle
Englewood, Colorado 80112

Dan N. Grothe (4) .....................................     42,000        .8%
6837 South Elizabeth Street
Littleton, Colorado 80122

H. DeWorth Williams (5) ...............................    579,157      11.6%
P.O. Box 2148
Park City, Utah 84060

David Williams (6) ....................................    398,686       7.9%
1501 W. Dry Creek Road
Littleton, Colorado 80210
Directors and officers as a group (5 persons) (7)......  1,577,662      31.5%

--------
(1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of February 24, 1999 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 68,250 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.
(3) Includes 51,000 shares, which may be acquired by Mr. Zykan pursuant to the exercise of stock options exercisable within sixty days.
(4) Includes 33,000 shares, which may be acquired by Mr. Grothe pursuant to the exercise of stock options exercisable within sixty days.

(5) Includes 30,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(6) Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(7) Includes 301,500 shares, which may be acquired by the Company's officers or directors within sixty days pursuant to the exercise of stock options at various prices. For the purposes of this table the share number and percentage ownership includes both David Williams and Blair Zykan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. David Williams and Pamela Sevy, the Company's President and Chief Financial Officer, respectively, applied the proceeds from the sale to reduce Mr. Williams' account receivable at the Company by $50,000. This was in consideration for monies Mr. Williams had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company, were considered unrecoverable by him. Subsequently, the Company reversed this transaction, debited Mr. Williams account receivable for $50,000, and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable remaining unrecovered by him.

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

   Schedule II Valuation and Qualifying Accounts..........................  F-22

  Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

  3. Exhibit list.

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

 Exhibit No.                            Exhibit Name
 -----------                            ------------
  3.3 (6)    Articles of Incorporation for the State of Delaware

  3.4 (6)    By-Laws of Registrant

  3.5 (6)    Certificate of Merger

  4.1 (1)    Specimen Common Stock Certificates of Registrant

 10.1 (1)    Promissory Note, Secured Note and Warrant Agreement dated as of
             February 21, 1991 between Registrant and Plaza Resources Company

 10.2 (1)    Amendment to the Promissory Note, Secured Note and Warrant
             Agreement dated as of October 24, 1991 between the Registrant and Plaza Resources Company

 10.3 (1)    Letter Agreement dated July 17, 1992 between Registrant and Plaza
             Resources Company Including Amendments dated September 23, 1992,
             December 1, 1992, December 22, 1992, and January 7, 1993

 10.4 (1)    Lease Agreement for Registrant's Principal Place of Business

 10.5 (1)    Non-Competition and Secrecy Agreement dated July 15, 1990 between
             Registrant and David Williams, President of Registrant

 10.6 (1)    Non-Competition and Secrecy Agreement dated July 15, 1990 between
             Registrant and Jeremy Dunne, Vice President of Registrant

 10.8 (1)    Employment Agreement between Registrant and Jeremy Dunne

 10.9 (1)    Non-Disclosure/Confidentiality Agreement between Registrant and
             Certain Other Key Employees

 10.14(2)    Amendment to Lease to Include New Facility

 10.15(3)    Employee Stock Option Plan

 10.16(3)    Non-Employee Director Plan

 16.0 (4)    Letter from BDO Seidman, LLP

 17.1 (5)    Resignation of Director Letter--Richard D. Sayford

 17.2 (5)    Resignation of Director Letter--F. James Lynch

 17.3 (5)    Resignation of Director Letter--William R. Carr

 27.1        Financial Data Schedule

--------
(1) Incorporated by reference to the Company's Form S-1 registration statement, file no. 1-11642.
(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
(3) Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1994.
(4) Incorporated by reference to the Company's amended Form 8-K January 4,
    1999.
(5) Incorporated by reference to the Company's Form 8-K January 19, 1999.
(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1997.

(b) Reports on Form 8-K:

  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Laser Technology, Inc.

                                                    /s/ David Williams
February 24, 1999                         By __________________________________
                                                      David Williams
                                               President and Chief Executive
                                                          Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATE INDICATED:

           /s/ David Williams          President Chief           February 24,
-------------------------------------   Executive Officer            1999
              David Williams            and Director

           /s/ Pamela J. Sevy          Treasurer, Chief          February 24,
-------------------------------------   Financial Officer            1999
              Pamela J. Sevy            and Principal
                                        Accounting Officer

           /s/ Jeremy G. Dunne         Vice President and        February 24,
-------------------------------------   Director                     1999
              Jeremy G. Dunne

           /s/ Dan N. Grothe           Secretary and             February 24,
-------------------------------------   Director                     1999
              Dan N. Grothe

           /s/ H. DeWorth Williams     Director                  February 24,
-------------------------------------                                1999
              H. DeWorth Williams

                             LASER TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants..................       F-2

Consolidated Balance Sheets.........................................       F-3

Consolidated Statements of Operations...............................       F-4

Consolidated Statements of Stockholders' Equity.....................       F-5

Consolidated Statements of Cash Flows...............................       F-6

Notes to Consolidated Financial Statements.......................... F-7--F-21

Financial Statement Schedule--Schedule II--Valuation and Qualifying
 Accounts...........................................................      F-22

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors
Laser Technology, Inc. and Subsidiaries
Englewood, Colorado

  We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for years ended September 30, 1998, 1997 and 1996. We have also audited the schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Technology, Inc. and subsidiaries at September 30, 1998 and 1997 and the results of their operations and their cash flows for each of the years ended September 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

Jones, Jensen & Company
Salt Lake City, Utah

January 27, 1999

                             LASER TECHNOLOGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
                       ASSETS
Current Assets:
  Cash and cash equivalents.......................... $   988,586  $   951,945
  Investments........................................     509,807    1,023,431
  Trade accounts receivable (Note 8), less allowance
   of $10,000 for doubtful Accounts..................   3,652,944    3,334,479
  Royalties receivable...............................     424,525      415,648
  Inventories (Note 3)...............................   3,857,963    2,798,903
  Deferred income tax benefit (Note 6)...............      87,000       81,000
  Prepaids and other current assets..................     225,476      188,824
                                                      -----------  -----------
    Total current assets.............................   9,746,301    8,794,230
Property and equipment, net of accumulated
 depreciation and amortization (Note 4)..............   1,517,416    1,291,899
Long-term investments................................     676,294      617,427
Other assets.........................................     575,946      441,070
                                                      -----------  -----------
                                                      $12,515,957  $11,144,626
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable................................... $   752,417  $   660,736
  Accrued expenses...................................     482,617      329,529
  Current maturities of long-term debt (Note 8)......      76,564          --
                                                      -----------  -----------
    Total current liabilities........................   1,311,598      990,265
Long-term debt, less current maturities (Note 8).....     159,549          --
                                                      -----------  -----------
    Total liabilities................................   1,471,147      990,265
                                                      -----------  -----------
Commitments and Contingencies (Note 7)
Stockholders' equity (Note 5):
  Preferred stock, $.01 par value-shares authorized
   2,000,000;
   shares issued--none...............................         --           --
  Common stock, $.01 par value--shares authorized
   25,000,000;
   shares issued 5,219,201 and 5,208,201.............      52,192       52,082
  Additional paid-in capital.........................   9,669,420    9,622,780
  Treasury stock at cost, 224,650 and 209,850
   shares............................................    (194,259)    (141,459)
  Retained earnings..................................   1,517,457      620,958
                                                      -----------  -----------
    Total stockholders' equity.......................  11,044,810   10,154,361
                                                      -----------  -----------
                                                      $12,515,957  $11,144,626
                                                      ===========  ===========

        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED SEPTEMBER 30,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------- ---------- ----------
Net sales (Note 9)........................... $11,801,293 $9,308,768 $9,504,119
Less cost of goods sold......................   5,554,037  4,093,285  4,330,193
                                              ----------- ---------- ----------
Gross profit.................................   6,247,256  5,215,483  5,173,926
Royalty and licensing income.................   1,242,732    868,931    401,121
                                              ----------- ---------- ----------
Total operating income.......................   7,489,988  6,084,414  5,575,047
Operating expenses...........................   6,205,024  5,342,067  4,058,908
                                              ----------- ---------- ----------
Income from operations.......................   1,284,964    742,347  1,516,139
Interest income, net.........................     115,535    163,955    235,771
                                              ----------- ---------- ----------
Income before taxes on income................   1,400,499    906,302  1,751,910
Taxes on income (Note 6).....................     504,000    312,000    580,000
                                              ----------- ---------- ----------
Net income................................... $   896,499 $  594,302 $1,171,910
                                              =========== ========== ==========
Basic earnings per common share.............. $       .18 $      .12 $      .22
                                              =========== ========== ==========
Weighted average shares outstanding..........   4,985,902  4,998,351  5,209,981
                                              =========== ========== ==========
Diluted earnings per common share............ $       .15 $      .10 $      .15
                                              =========== ========== ==========
Diluted average shares outstanding...........   5,981,235  5,918,934  7,875,898
                                              =========== ========== ==========



        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             LASER TECHNOLOGY, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 Years Ended September 30, 1998, 1997 and 1996

                           Common Stock    Additional              Retained
                         -----------------  Paid-In    Treasury    Earnings
                          Shares   Amount   Capital      Stock     (Deficit)      Total
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1995................... 5,078,368 $50,784 $9,584,287  $ (17,535) ($1,145,254) $ 8,472,282
  Exercised stock
   options..............     9,833      98     39,693        --           --        39,791
  Net income for the
   year.................       --      --         --         --     1,171,910    1,171,910
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1996................... 5,088,201  50,882  9,623,980    (17,535)      26,656    9,683,983
  Concurrent exercise of
   stock options and
   purchase of treasury
   stock................   120,000   1,200     (1,200)  (120,000)         --      (120,000)
  Purchase of treasury
   stock................       --      --         --      (3,924)         --        (3,924)
  Net income for the
   year.................       --      --         --         --       594,302      594,302
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1997................... 5,208,201  52,082  9,622.780   (141,459)     620,958   10,154,361
  Exercised stock
   options..............    11,000     110     46,640        --           --        46,750
  Purchase of treasury
   stock................       --      --         --     (52,800)         --       (52,800)
  Net income for the
   year.................       --      --         --         --       896,499      896,499
                         --------- ------- ----------  ---------  -----------  -----------
Balance, September 30,
 1998................... 5,219,201 $52,192 $9,669,420  $(194,259) $ 1,517,457  $11,044,810
                         ========= ======= ==========  =========  ===========  ===========




        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                             LASER TECHNOLOGY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               YEAR ENDED SEPTEMBER 30,
                                          -------------------------------------
                                             1998         1997         1996
                                          -----------  -----------  -----------
Operating activities:
  Net income............................  $   896,499  $   594,302  $ 1,171,910
  Adjustments to reconcile net income to
   cash provided by (used in) operating
   activities:
  Depreciation and amortization.........      374,388      288,447      184,119
  Deferred income taxes.................       (6,000)     (29,000)      (6,000)
  Changes in operating assets and
   liabilities:
    Trade accounts receivable...........     (318,465)    (570,154)  (1,028,760)
    Royalties receivable................       (8,877)    (228,455)     (78,035)
    Inventories.........................   (1,059,060)    (221,268)    (284,029)
    Other assets........................      (36,652)      52,762     (160,458)
    Accounts payable and accrued
     expenses...........................      244,769       19,661      511,465
                                          -----------  -----------  -----------
Cash provided by (used in) operating
 activities.............................       86,602      (93,705)     310,212
                                          -----------  -----------  -----------
Investing activities:
  Purchases of property and equipment...     (576,185)    (453,851)    (632,437)
  Purchases of investments..............     (800,525)  (1,297,465)    (631,117)
  Proceeds from sale of investments.....    1,255,282      867,880    1,801,031
  Patent costs paid.....................     (158,596)    (185,357)    (115,761)
                                          -----------  -----------  -----------
Cash provided by (used in) investing
 activities.............................     (280,024)  (1,068,793)     421,716
                                          -----------  -----------  -----------
Financing activities:
  Related party payable.................          --        (8,872)    (108,538)
  Proceeds from note payable............      248,497          --           --
  Payments on long-term debt............      (12,384)         --        (9,463)
  Proceeds from exercise of stock
   options..............................       46,750          --        39,791
  Purchase of treasury stock............      (52,800)    (123,924)         --
                                          -----------  -----------  -----------
Cash provided by (used in) financing
 activities.............................      230,063     (132,796)     (78,210)
                                          -----------  -----------  -----------
Increase (decrease) in cash and cash
 equivalents............................       36,641   (1,295,294)     653,718
Cash and cash equivalents, beginning of
 year...................................      951,945    2,247,239    1,593,521
                                          -----------  -----------  -----------
Cash and cash equivalents, end of year..  $   988,586  $   951,945  $ 2,247,239
                                          ===========  ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                             1998         1997         1996
                                          -----------  -----------  -----------
Cash paid during the year for:
  Interest..............................  $     3,065  $     1,130  $       860
  Income taxes..........................      465,000      317,000      487,000

        The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                            LASER TECHNOLOGY, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1998 and 1997

NOTE 1--Organization and Description of Business

 Presentation and Principles of Consolidation

  The consolidated financial statements presented are those of Laser Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Laser Communications, Inc., Laser Technology, U.S.V.I., and International Measurement and Control Company. All significant inter-company transactions have been eliminated. Laser Technology, Inc. is engaged in the business of developing, manufacturing, and marketing laser based measurement instruments.

  Effective May 30, 1997, Laser Technology, Inc. an Idaho corporation ("Laser Technology-Idaho"), was merged into a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware), with Laser Technology-Idaho ceasing to exist, for the principal purposes of (a) changing the corporate domicile of the Company from the State of Idaho to Delaware, and (b) adopting certain changes to the Company's corporate charter. The transaction was accounted for as a recapitalization similar to a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology-Delaware had no operations prior to the merger. The stockholders of Laser Technology-Delaware received the same number of shares of common stock as they previously held in Laser Technology-Idaho.

NOTE 2--Summary of Significant Accounting Policies

 a. Use of Estimates

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

 b. Cash and Cash Equivalents

  For purposes of financial statement presentation, the Company considers all highly liquid investments with a maturity of three months or less, from the date of purchase, to be cash equivalents.

 c. Concentrations of Risk

  The Company maintains a checking account at financial institutions located in Colorado. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. The amounts held for the Company occasionally exceed that amount.

 d. Fair Value of Financial Instruments

  The carrying amounts of financial instruments including cash and cash equivalents, investments, trade accounts receivable, royalties receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments.

                            LASER TECHNOLOGY, INC.

 e. Investments

  The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable equity and debt securities have been categorized as available for sale as the Company does not have the positive intent to hold them to maturity or does not intend to trade them actively. These securities are stated at fair value which approximates cost.

  At September 30, 1998 and 1997 investments consisted of the following:

                                                             1998       1997
                                                          ---------- ----------
Current--
  U.S. Government Obligations............................ $  509,807 $1,023,431
                                                          ---------- ----------
Non-current:
  Municipal Bonds........................................    566,724    529,589
  U.S. Government Obligations............................    109,570     87,838
                                                          ---------- ----------
  Total Non-Current......................................    676,294    617,427
                                                          ---------- ----------
  Total Investments...................................... $1,186,101 $1,640,858
                                                          ========== ==========

 f. Inventories

  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first out (FIFO) method.

 g. Property, Equipment and Depreciation

  Property and equipment are stated at cost. Depreciation of property and equipment is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, primarily from five to seven years.

 h. Patents and Amortization

  Patents are carried at cost and when granted, are amortized over their estimated useful lives of 15 to 17 years. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

 i. Research and Development Costs

  Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totaled $757,000 $664,000, and $514,000 for the years ended September 30, 1998, 1997 and 1996.

 j. Taxes on Income

  Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

 k. Earnings Per Share

  During the Company's fiscal year ended 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of

                            LASER TECHNOLOGY, INC.

"Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share.

 l. Stock Options

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

 m. Revenue Recognition

  Revenue is recognized upon shipment of goods to the customer. The Company's general sales terms allow for a 1% discount in 10 days/net 30 days. Other than to customers deemed creditworthy, international sales primarily require immediate payment or a letter of credit (see Note 9). Royalties and licensing fees are recognized when earned in accordance with the specific terms of each agreement.

 n. Advertising

  Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 1998, 1997 and 1996 was approximately $419,000, $381,000 and $301,000.

 o. Statement of Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 1998 and 1997, cash and cash equivalents included money market and mutual fund accounts of approximately $475,000 and $206,000.

 p. New Accounting Pronouncements

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures and Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share".

  SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, reflects the

                            LASER TECHNOLOGY, INC.

potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earning per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128 which did not have a material impact on the Company's financial statements. The implementation of SFAS No. 129 did not to have a material effect on the Company's financial statements.

  The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

  In February 1998, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standard ("SFAS") No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Insturments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15,1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

 q. Reclassifications

  Certain reclassifications have been made to the 1997 financial statements to conform to the current year's presentation.

                            LASER TECHNOLOGY, INC.

NOTE 3--Inventories

  Inventories consisted of the following:

                                                              September 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Finished goods........................................... $1,175,229 $  896,381
Work-in-process..........................................  1,315,925    840,877
Raw materials and supplies...............................  1,366,809  1,061,645
                                                          ---------- ----------
                                                          $3,857,963 $2,798,903
                                                          ========== ==========

NOTE 4--Property and Equipment

  Property and equipment consisted of the following:

                                                              September 30,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
Shop equipment........................................... $  861,614 $  791,692
Office equipment.........................................    742,132    614,381
Leasehold improvements...................................    456,272    447,807
Automobiles..............................................    460,308    208,524
Furniture/fixtures.......................................    288,093    183,967
                                                          ---------- ----------
                                                           2,808,419  2,246,371
                                                          ---------- ----------
Less accumulated depreciation and amortization...........  1,291,003    954,472
                                                          ---------- ----------
                                                          $1,517,416 $1,291,899
                                                          ========== ==========

  Depreciation expense was $350,668 and $275,227 for the years ended September 30, 1998 and 1997.

NOTE 5--Stockholders' Equity

 Capital Stock

  At September 30, 1998, the Company had 981,250 common shares reserved or available for issuance as follows:

Common Shares:
  Equity Incentive Plan................................................. 505,000
  Non-Employee Director Stock Option Plan............................... 120,000
Warrants:
  PRC warrants.......................................................... 356,250
                                                                         -------
                                                                         981,250
                                                                         =======

 Preferred Stock

  Laser Technology is authorized to issue 2,000,000 shares of preferred stock by action of the Company's Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend rights, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restriction of any unissued series of preferred stock and the number of shares constituting such series. The Company has no current plans to issue any preferred stock.

                            LASER TECHNOLOGY, INC.

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

  (c) In April 1998, the Company acquired 14,800 shares into Treasury at $3.56 per share related to the Company's stock repurchase program.

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

  On August 6, 1997, the Company announced that it would not extend the expiration date of its outstanding Redeemable Warrants, which were due to expire on January 11, 1998. Because of the Company's announcement, Redeemable Warrants that were not exercised by the holders thereof expired by their terms and the holders have no further exercise rights.

 PRC Warrants

  Under a previously existing loan agreement, the Company granted Plaza Resources Company ("PRC") the right to purchase specified quantities of defined products at the Company's cost, as well as granting PRC warrants to purchase shares of the Company's stock. The warrant agreement grants PRC the right to purchase a total of 356,250 shares of common stock at $3.00 per share for a ten year period. See summary of accounting policies for treatment of warrants in computation of diluted income per share.

 Equity Incentive Plan

  The Company has an Equity Incentive Plan (the "Employee Plan") for the purpose of providing key employees and consultants with added incentives to continue in the service of the Company and to create in such employees and consultants a more direct interest in the future operations of the Company. The Employee

                            LASER TECHNOLOGY, INC.

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

  Under the Employee Plan, 505,000 shares of the Company's common stock are reserved for issuance. Options granted to Employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 1998, options outstanding at exercise prices ranging from $3.08 to $5.25 per share of which 471,000 options were exerciseable at September 30, 1998.

 Non-Employee Director Stock Option Plan

  In 1994, the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan") for the purpose of providing non-employee directors with added incentives to continue in the service of the Company and a more direct interest in the future operations of the Company.

  Under the terms of the Director Plan, non-employee directors on the effective date of the Director Plan and each non-employee director elected thereafter receive options to purchase 30,000 shares of common stock. Stock options are granted at a price not less than 100% of the fair market value on the date the option is granted.

  Under the Director Plan 120,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 1998 options to purchase 120,000 shares of the Company's common stock were outstanding and exercisable at exercise prices ranging from $3.06 to $4.94 per share of which 120,000 options were exercisable at September 30, 1998.

 Unqualified Stock Options

  In April 1992, the Company granted options to purchase an aggregate of 120,000 shares of its common stock to three employees for services rendered. In April 1997, such shares were issued under a cashless exercise of these options.

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

                            LASER TECHNOLOGY, INC.

  Under the accounting provisions of SFAS No. 123, the Company's net income would have been decreased by the pro forma amounts indicated below:

                                                                 1998     1997
                                                                ------- --------
Net income:
  As reported.................................................. 896,499 $585,430
  Pro forma.................................................... 895,849  564,123
Net income per share:
  As reported..................................................    0.18 $   0.12
  Pro forma....................................................    0.18     0.11

  During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

  A summary of the status of the Company's stock option plans as of September 30, 1998 and 1997 and changes during the years ending on those dates is presented below:

                                                1998              1997
                                          ----------------- ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                                   Exercise           Exercise
                                          Shares    Price    Shares    Price
                                          -------  -------- --------  --------
Outstanding, beginning of year........... 650,750   $4.22    746,500   $4.05
  Granted................................  22,000    3.08     34,250    3.83
  Canceled............................... (31,750)   4.33    (10,000)   4.49
  Exercised.............................. (11,000)   4.25   (120,000)   3.00
                                          -------   -----   --------   -----
Outstanding, end of year................. 630,000    4.18    650,750   $4.22
                                          -------   -----   --------   -----
Exercisable, end of year................. 576,083    4.22    571,000   $4.23
                                          -------   -----   --------   -----
Weighted average fair value of options
 and warrants granted During the year....           $1.82              $0.89
                                                    =====              =====

                                    Outstanding                Exercisable
                          -------------------------------- --------------------
                                       Weighted
                                        Average   Weighted             Weighted
                            Number     Remaining  Average    Number    Average
                          Outstanding Contractual Exercise Exercisable Exercise
Range of Exercise Prices  At 9/30/98     Life      Price   at 9/30/98   Price
------------------------  ----------- ----------- -------- ----------- --------
$3.00-3.25...............    53,000      7.55      $3.09      31,333    $3.07
 3.50-3.87...............    35,250      3.44       3.79      18,250     3.71
 4.00-4.25...............   482,500      5.69       4.25     479,000     4.25
 4.39-4.91...............    41,500      7.09       4.81      37,666     4.84
 4.94-5.25...............    17,750      7.56       5.17       9,834     5.17
                            -------      ----      -----     -------    -----
$3.00-5.25...............   630,000      5.86      $4.18     576,083    $4.22
                            =======      ====      =====     =======    =====

                            LASER TECHNOLOGY, INC.

NOTE 6--Taxes on Income

  For the years ended September 30, 1998, 1997 and 1996 the provision for federal and state income taxes consisted of the following:

                                                   1998      1997      1996
                                                 --------  --------  --------
Current:
  Federal....................................... $450,000  $323,000  $541,000
  State.........................................   60,000    18,000    45,000
Deferred:
  Federal.......................................   (6,000)  (27,000)   (6,000)
  State.........................................      --     (2,000)      --
                                                 --------  --------  --------
                                                 $504,000  $312,000  $580,000
                                                 ========  ========  ========

  A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                   1998      1997      1996
                                                 --------  --------  --------
Income taxes computed at the federal statutory
 rate........................................... $444,000  $305,000  $559,000
State income taxes, net of federal benefit......   60,000    12,000    42,000
Other, net......................................      --     (5,000)  (21,000)
                                                 --------  --------  --------
Taxes on income................................. $504,000  $312,000  $580,000
                                                 ========  ========  ========

  The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

                                                                 September 30,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
Future deductions:
  Inventories (Uniform Capitalization Rules)................... $85,000 $79,000
  Other, net...................................................   2,000   2,000
                                                                ------- -------
                                                                $87,000 $81,000
                                                                ======= =======

  The Company believes that it is more likely than not that it will realize the deferred tax asset. Therefore, no valuation allowance has been provided.

NOTE 7--Commitments and Contingencies

 Subsequent Events

  Legal Proceedings

  On February 10, 1999 a securities class action entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan N. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statement during this period. The individual named defendants are directors and/or executive officers of the Company.

                            LASER TECHNOLOGY, INC.

  The action appears to have followed and be premised on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1999, and the resignation of three members of the Audit Committee of the Board of the Board of Directors. The resigning members of the Audit Committee were members of the Special Audit Committee (the "Special Committee"), who also resigned from the Board of Directors on January 7, 1999 as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998.

  On January 7, 1999, a Special Meeting of the Board of Directors (the "Special Meeting") was held for the purpose of receiving the report and recommendations from the Special Committee. At the Special Meeting, the Special Committee made several proposals including, but not limited to, asking for the resignation of the Company's Chief Executive Officer and Chief Financial Officer. Following the presentation by the Special Committee of its findings and proposed actions, those directors not serving on the Special Committee made a counter proposal. Without responding to the counter-proposal , the individuals on the Special Committee then informed the Board of Directors of their intent to resign from the Special Committee and from the Board of Directors.

  In its complaint, the plaintiff contends that the resignation of BDO and the three directors is due to the Company's alleged unreliable and misleading financial statements. Plaintiff's complaint further alleges violations of
Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder. The action specifies the period from December 12, 1996 through December 23, 1998 as the "class period".

  The Company has not had ample time to fully review the complaint nor to determine the extent of any possible liability or material damage to the Company. The Company further believes that the allegations set forth in the complaint are groundless and without merit and it intends to vigorously defend against the action.

  The Company is aware of at least five additional class action suits that have been filed recently against the Company. As of the date hereof, the Company has not received a complaint in the three actions, but the Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

  Retirement Plan

  Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the "Plan"). Eligible employees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee's contribution and may make discretionary profit sharing contributions. For the year ended September 30, 1998 no contributions were made by the Company to the Plan.

  Facility Leases

  The Company has various operating lease agreements for office and manufacturing facilities that expire through May 31, 2003. Rent expense under operating lease agreements was $181,000, $145,000 and $119,000 for the years ended September 30, 1998, 1997 and 1996.

                            LASER TECHNOLOGY, INC.

  As of September 30, 1998 future minimum lease payments under operating lease agreements are as follows:

1999.............................................................  $124,000
2000.............................................................   114,000
2001.............................................................   122,000
2002.............................................................   130,000
2003.............................................................   137,000
Thereafter.......................................................       --
                                                                   --------
                                                                   $627,000
                                                                   ========

NOTE 8--NOTES PAYABLE

  Notes payable consisted of the following:

                                                                 SEPTEMBER 30,
                                                                     1998
                                                                 -------------
Note payable to a bank dated July 6, 1998, 7.9% interest rate, secured by vehicles, with 36 monthly principal and interest
 payments of $7,725.............................................   $236,113
                                                                   --------
Total notes payable.............................................    236,113
                                                                   --------
 Less: current portion..........................................    (76,564)
                                                                   --------
Total Long-Term Debt............................................   $159,549
                                                                   ========
Maturities of long-term debt are as follows:
  1998..........................................................   $ 76,564
  1999..........................................................     82,898
  2000..........................................................     76,651
  2001..........................................................        --
  2002..........................................................        --
                                                                   --------
  Total.........................................................   $236,113
                                                                   ========

NOTE 9--CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF CREDIT RISK

  The Company operates primarily in two industry segments which includes the manufacturing and marketing of laser speed and distance measurement instruments.

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments, and trade accounts receivable.

  The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with quality financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. Cash concentration risks at September 30, 1998 and 1997 were $328,187 and $560,510, respectively.

                            LASER TECHNOLOGY, INC.

  The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 1998:

Foreign distributors (a)............................................ $1,513,827
State and local municipalities (b)..................................    729,568
U.S. government agencies (c)........................................     83,119
Other receivables...................................................  1,336,430
                                                                     ----------
                                                                      3,662,944
Less allowance for doubtful accounts................................     10,000
                                                                     ----------
                                                                     $3,652,944
                                                                     ==========

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

  For the year ended September 30, 1997, one customer accounted for 11% of sales. For the years ended September 30, 1998 and 1996, no single customer accounted for more than 10% of sales.

  A summary of the Company's sales by geographic area is as follows:

                                                  1998        1997       1996
                                               ----------- ---------- ----------
Foreign sales:
  Asia........................................ $ 1,118,000 $2,364,000 $2,187,000
  Europe......................................   1,537,000    641,000  1,233,000
  Canada......................................     748,000    795,000    552,000
  Australia...................................     984,000    378,000    326,000
  Other.......................................     568,263    221,638    490,119
                                               ----------- ---------- ----------
Total foreign sales...........................   4,955,263  4,399,638  4,788,119
Domestic sales................................   6,846,030  4,909,130  4,716,000
                                               ----------- ---------- ----------
                                               $11,801,293 $9,308,768 $9,504,119
                                               =========== ========== ==========

  The Company has no foreign assets.

NOTE 10--RELATED PARTY TRANSACTIONS

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. David Williams and Pamela Sevy, the Company's President and Chief Financial Officer, respectively, applied the proceeds from the sale to reduce Mr. Williams' account receivable at the Company by $50,000. This was in consideration for monies Mr. Williams had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company, were considered unrecoverable by him. Subsequently, the Company reversed this transaction, debited Mr. Williams account receivable for $50,000, and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable remaining unrecovered by him.

                            LASER TECHNOLOGY, INC.

NOTE 11--Prior Period Adjustment

  Adjustments made to the financial statements of the Company have resulted from the internal investigation of the Company's accounting procedures and how they relate to transactions between LTI Australia and the Company. LTI Australia, formerly known as Kurringa Pty. Ltd. ("LTIA"), has been a customer of the Company since 1992. LTIA and the Company are not affiliated through ownership or management. In December 1992, during fiscal year ended September 30, 1993, the Company sold one hundred (100) units of its hand-held Marksman to LTIA for $370,000 (the "December 1992 Sale"). The Company booked the transaction as a sale with corresponding accounts receivable.

  As of August 31, 1993, the balance due on LTIA's account was $310,452. On that same date, the Company and LTIA entered into an Agreement that provided, among other things, that LTIA would pay in full in ninety (90) days, the $310,452 then owing from the December 1992 Sale. The Agreement stated that the Company was granting LTIA an extension so LTIA could (i) complete necessary approvals for the Marksman in certain areas of Australia, (ii) expand marketing efforts in the South Pacific and Southeast Asia, and (iii) supply the Company with a photo laser system that the Company would distribute outside of Australia. The Agreement also stated that in return for the extension, LTIA would sell the photo laser system to the Company at a fifty percent (50%) discount off LTIA's anticipated wholesale price. The Agreement further provided that the Company agreed to ship to LTIA an additional 100 Marksman by the end of September 1993 to fulfill an order LTIA expected in October 1993 from its customer. A term of the Agreement provided that LTIA was to make payment for the units within sixty (60) days after delivery to the end user. The Company shipped 100 Marksman units to LTIA on approximately September 30, 1993, for the total price of $370,000 (the "September 1993 Sale"). This transaction was booked by the Company as a sale with a corresponding account receivable.

  Both the December 1992 Sale and September 1993 Sale were recorded by the Company as gross sales for fiscal year 1993. During fiscal 1993, LTIA paid approximately $150,128 on its account receivable to the Company. As of September 30, 1993, the balance of LTIA's account receivable was $686,525.

  On or about July 20, 1994, LTIA and the Company entered into a Purchase Agreement whereby the Company agreed to pre-purchase from LTIA twenty (20) photo laser systems for the discounted price of $10,500 per unit. This represented a further discount from the price of $12,500 per unit that LTIA had agreed to in the August 31, 1993 Agreement. The Purchase Agreement further provided that the Company would pay for the photo laser systems by reducing LTIA's receivable by $210,000. LTIA's receivable was reduced by this amount on August 24, 1994.

  In approximately June 1994, LTIA began returning to the Company certain of the Marksman units for which it had not paid. Between June 1994 and March 1996, LTIA returned all 100 units from the September 1993 Sale and an additional thirty (30) units. The Company did not reduce LTIA's account receivable upon the return of the units. Rather, two corporate officers and directors, David Williams and Jeremy Dunne, transmitted personal funds to the Company which were applied to reduce the LTIA account receivable. From September 26, 1994 to September 28, 1995, Mr. Williams and Mr. Dunne paid to the Company $184,298 and $131,250 respectively. To the best knowledge of the Company, Mr. Dunne believed that his payment of $131,250 was an advance to LTIA to support its development of the Australian market and to assist LTIA during a period when it was experiencing cash flow problems. Further, to the best knowledge of the Company, Mr. Williams and Pamela Sevy, the Company's Chief Financial Officer, were the only Company officers or directors who were aware that the aforementioned payments were used to reduce the LTIA account receivable.

  Mr. Williams and Mr. Dunne each personally borrowed the funds they transmitted to the Company that were applied to the LTIA account receivable. In some instances the interest and principal payments on Messrs. Williams' and Dunne's loans were paid by the Company. These payments were authorized by Mr. Williams and Ms. Sevy. In most instances the interest and principal payments paid by the Company were debited to the

                            LASER TECHNOLOGY, INC.

Company's officer receivable account of Mr. Williams or Mr. Dunne, respectively. In April 1997, the Company paid $98,676 to Norwest Bank of Arapahoe to repay a loan that Mr. Williams had taken out to pay on the LTIA account receivable. In making the payment to the bank, the Company also paid a $25,000 prior loan of Mr. Williams. The Company charged the entire $98,676, which included the $25,000, to Mr. Williams' personal account receivable at the Company. The interest paid by the Company totaled approximately $16,000. Interest payments made by the Company were not reported as income to Mr. Williams because it was believed that the Company was repaying monies owed to Mr. Williams. In September 1997, H. DeWorth Williams, the brother of David Williams and a director of the Company, made a personal loan to David Williams in the amount of $165,000. DeWorth William's check for $165,000 was made payable to the Company and the funds were used by David Williams to reduce his personal account receivable at the Company. None of these transactions were reported as a related party transaction in the Company's prior annual report on Form 10-K.

  During fiscal 1995, the Company determined that the photo laser systems that were pre-purchased from LTIA pursuant to the Purchase Agreement did not meet performance requirements. Accordingly, the Company discontinued its efforts with LTIA related to developing the photo laser system and did not take delivery of the 20 units. On or about September 14, 1995, the Company reversed the $210,000 credit previously applied to the LTIA account for the pre-purchase of the photo laser systems.

  Approximately ninety of the units returned by LTIA between June 1994 and March 1996 were resold through the Company on Company invoices, but the sales were not recorded on the Company's books. Rather, the sales proceeds were deposited into a Company account established at Colorado National Bank ("CNB") under the Company's name. The funds in the account were intended to repay David Williams for his funds advanced on behalf of LTIA. Sales proceeds were used to reduce LTIA's account receivable or to repay those funds which Messrs. Williams and Dunne had transmitted to the Company to reduce LTIA's receivable.

  The CNB account was established in May 1995, although not authorized by the Company's Board of Directors. The CNB account was not disclosed to the Company's auditors during fiscal 1995, 1996, 1997 or 1998. Also, to the best knowledge of the Company, David Williams and Ms. Sevy were the only Company officers or directors who were aware of the purpose of the CNB account.

  The remaining ten units from the September 1993 Sale plus approximately thirty additional units from the December 1992 Sale, were also sold. However, these sales were inadvertently recorded as new Company sales with no cost of goods sold being attributed to the sales. The Company is presently unable to identify specifically approximately fifteen of these units, although it is believed that the proceeds from the sale of these units were also recorded as new sales by the Company.

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. David Williams and Ms. Sevy applied the proceeds from the sale to reduce Mr. Williams' account receivable by $50,000 in consideration for monies he had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company were considered unrecoverable by him. Subsequently, the Company reversed this transaction, debited Mr. Willliams' account receivable for $50,000, and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable. Mr. Williams has agreed to forgive any monies owed him due to the resale of his units by the Company.

  The following table demonstrates the changes to revenues from the sale of the 100 units pursuant to the September 1993 Sale, although had the sales of the units been recorded in later periods when the units were resold. The table also demonstrates the effect on net income in each period had such sales and gross margin contribution to net income been recorded in the period in which the resale occurred rather than in fiscal 1993.

                            LASER TECHNOLOGY, INC.

  The sales value of the 130 units returned was approximately $488,000. Of the 130 units returned, ninety of the units, or approximately $369,000, were sold through the CNB account to repay Messrs. Williams and Dunne or applied towards LTIA's account receivable. Forty of the units were sold inadvertently as new Company sales. The following table reflects the sale of one hundred fifteen units, the number specifically identifiable as having been sold as a new sale or through the CNB account. The table does not reflect the resale of the remaining fifteen units because of the Company's inability to identify those specific units and the table takes into effect approximately $30,000 in discounts granted on returned and resold units.

  The table reflects all identifiable units for which sales revenue may have been more fairly reported in a later period. The Company believes that all funds have been accounted for from the sale or resale of the units. Ther Company further believes that no individuals personally benefitted from any of the transactions.

                                              YEARS ENDED
                         ------------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
Statement of Operations
 Data:
  Net sales as
   reported............. $9,292,637 $9,306,777 $8,225,776 $5,303,299 $4,813,227
  Adjustments to net
   sales................     16,131    197,342    102,805        --    (401,278)
  Adjusted net sales....  9,308,768  9,504,119  8,328,581  5,303,299  4,411,949
  Net income as reported
   (1)..................    585,430  1,063,372    704,132     59,106    965,246
  Adjusted net income... $  594,302 $1,171,910    817,218     59,106    744,543
  Earnings per share....       $.12       $.20       $.14       $.01       $.20
  Adjusted earnings per
   share................       $.12       $.22       $.16       $.01       $.16

--------
(1) During fiscal 1993, the Company recorded a non-recurring extraordinary charge of $567,000 as a loss related to the early extinguishment of debt. The computation of adjusted net income and earnings per share data for fiscal 1993 does not take into effect such reduction in net income as it does not relate to the Company's results from operations.

                             LASER TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for doubtful accounts

                                                  Additions
                                       Balance    Charged to            Balance
                                     at Beginning Costs and             at End
                                       of Year     Expenses  Deductions of Year
                                     ------------ ---------- ---------- -------
Year Ended September 30, 1996.......    10,000        --          --    10,000
Year Ended September 30, 1997.......    10,000      3,665      (3,665)  10,000
Year Ended September 30, 1998.......    10,000      4,470      (4,470)  10,000