Form 10-Q
period 1998-12-31
LASER TECHNOLOGY INC
filed 1999-03-01
CIK 889899

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended December 31, 1998


                                      OR


           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


      For the transition period from ________________ to ________________


Commission File No. 1-11642


                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                              84-0970494
-------------------------------                            ---------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO 80112
               ------------------------------------------------
                   (Address of principal executive offices)


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

At March 1, 1999, 4,994,551 shares of common stock of the Registrant were issued and outstanding.

================================================================================

                                     INDEX
                                     -----



                        PART I:  FINANCIAL INFORMATION


                                                                          PAGE
                                                                          ----

Item 1. Financial Statements..............................................1


                Consolidated Balance Sheets...............................1
                Consolidated Statements of Operations.....................3
                Consolidated Statements of Cash Flows.....................4
                Notes to Consolidated Financial Statements................5



Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................7



                Results of Operations.....................................7
                Liquidity and Capital Resources...........................8



                          PART II:  OTHER INFORMATION



Item 1. Legal Proceedings.................................................9

Item 2. Changes in Securities.............................................10

Item 3. Defaults upon Senior Securities...................................10

Item 4. Submission of Matters to a Vote of Security Holders...............10

Item 5. Other Information.................................................10

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                                    ASSETS



                                                 December 31,    September 30,
                                                     1998            1998
                                                 ------------    -------------
                                                  (Unaudited)

CURRENT ASSETS
     Cash and cash equivalents                    $ 1,033,204      $   988,586
     Investments                                      514,629          509,807
     Trade accounts receivable, less allowance
      of $10,000 for doubtful accounts              2,846,703        3,652,944
     Royalties receivable                             249,633          424,525
     Inventories                                    4,260,962        3,857,963
     Deferred income tax benefit                       87,000           87,000
     Prepaids and other current assets                274,573          225,476
                                                  -----------      -----------

          Total Current Assets                      9,266,704        9,746,301
                                                  -----------      -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                  1,488,412        1,517,416
                                                  -----------      -----------

LONG-TERM INVESTMENTS                                 683,358          676,294
                                                  -----------      -----------

OTHER ASSETS                                          597,313          575,946
                                                  -----------      -----------

          TOTAL ASSETS                            $12,035,787      $12,515,957
                                                  ===========      ===========






        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.


                          Consolidated Balance Sheets




                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           December 31,   September 30,
                                                               1998            1998
                                                           ------------   -------------
                                                            (Unaudited)

CURRENT LIABILITIES
     Accounts payable                                       $   549,367     $   752,417
     Accrued expenses                                           296,573         482,617
     Current maturities of long-term debt                        76,564          76,564
                                                            -----------     -----------

          Total Current Liabilities                             922,504       1,311,598
                                                            -----------     -----------

     Long-term debt, less current maturities                    141,009         159,549
                                                            -----------     -----------

          Total Liabilities                                   1,063,513       1,471,147
                                                            -----------     -----------


STOCKHOLDERS' EQUITY

     Preferred stock, $.01 par value--shares authorized
      2,000,000; shares issued--none                                 --              --
     Common stock, $.01 par value--shares
      authorized 25,000,000; shares issued 5,219,201             52,192          52,192
     Additional paid-in capital                               9,669,420       9,669,420
     Treasury stock at cost, 224,650 shares                    (194,259)       (194,259)
     Retained earnings                                        1,444,921       1,517,457
                                                            -----------     -----------

          Total Stockholders' Equity                         10,972,274      11,044,810
                                                            -----------     -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                             $12,035,787     $12,515,957
                                                            ===========     ===========


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.



                     Consolidated Statements of Operations
                          For the Three Months Ended
                          December 31, 1998 and 1997
                                  (Unaudited)



                                           December 31,          December 31,
                                              1998                   1997
                                           ------------          ------------

NET SALES                                    $2,656,700            $2,412,351
LESS COST OF GOODS SOLD                       1,225,936             1,068,823
                                             ----------            ----------

     Gross Profit                             1,430,764             1,343,528

ROYALTY AND LICENSING INCOME                    242,939               346,946
                                             ----------            ----------

TOTAL OPERATING INCOME                        1,673,703             1,690,474

OPERATING EXPENSES                            1,795,740             1,377,671
                                             ----------            ----------

INCOME (LOSS) FROM OPERATIONS                  (122,037)              312,803

INTEREST INCOME (NET)                             8,701                43,272
                                             ----------            ----------

INCOME BEFORE TAXES ON INCOME                  (113,336)              356,075
TAXES ON INCOME (BENEFIT)                       (40,800)              121,000
                                             ----------            ----------

NET INCOME (LOSS)                            $  (72,536)           $  235,075
                                             ==========            ==========

BASIC EARNINGS (LOSS) PER COMMON SHARE            $(.01)                 $.05
                                             ==========            ==========

WEIGHTED AVERAGE SHARES OUTSTANDING           4,994,551             4,998,351
                                             ==========            ==========

DILUTED EARNINGS (LOSS) PER COMMON SHARE          $(.01)                 $.04
                                             ==========            ==========

DILUTED AVERAGE SHARES OUTSTANDING            5,364,134             5,355,801
                                             ==========            ==========



        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows


               Increase (Decrease) in Cash and Cash Equivalents
                 For the Three Months Ended December 31, 1998
                             and December 31, 1997
                                  (Unaudited)


                                                 December 31,   December 31,
                                                    1998            1997
                                                 ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                  $  (72,536)    $  235,075
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization                       122,257         72,175
Changes in operating assets and liabilities:
  Trade accounts receivable                           806,241        769,954
  Inventories                                        (402,999)      (232,457)
  Other assets                                        125,795         (5,477)
  Accounts payable and accrued expenses              (389,094)      (275,259)
                                                    ---------      ---------
Net cash provided by operating activities             189,664        564,011
                                                    ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in investments                             (11,886)       (29,439)
  Patent costs paid                                   (26,748)       (25,224)
  Purchases of property and equipment                 (87,872)       (61,350)
                                                    ---------      ---------
Net cash used in investing activities                (126,506)      (116,013)
                                                    ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                          (18,540)            --
                                                    ---------      ---------
Net cash used in financing activities                 (18,540)            --
                                                    ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       44,618        447,998
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                            988,586        951,945
                                                    ---------      ---------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                         $1,033,204     $1,399,943
                                                   ==========     ==========




        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.


                  Notes to Consolidated Financial Statements
    (Information for the three months ended December 31, 1998 is unaudited)



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

     In the opinion of Management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated results of operations for the three month periods ended December 31, 1998 and 1997, (b) the consolidated financial position at December 31, 1998 and September 30, 1998, and (c) the consolidated statement of cash flows for the three month periods ended December 31, 1998 and 1997. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.   Earnings Per Share

     Through December 31, 1997, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." Effective for the quarter ended March 31, 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128. For the period ended December 31, 1998, since the halt in trading of the Company's common stock by the American Stock Exchange as of December 23, 1998, market values as of the last trading date have been used to calculate diluted earnings per share.


c.   Operating Segments

     The Company's primary operating segments for the three months ended December 31, 1998 and 1997 were as follows:

                                                                      Three Months Ended
                                                                      December 31, 1998
                                                                     -------------------
                                                     Traffic Safety Survey/Mapping   Other  Royalties        Total
                                                     -------------------------------------------------------------
Net sales............................................$ 1,614,751       $945,959    $ 95,990             $2,656,700
Cost of goods sold...................................    733,103        433,824      59,009             $1,225,936
Sales and marketing expenses.........................    465,760        363,445      26,194                855,399
Gross margin (after sales and marketing expenses)....    415,888        148,690      10,787                575,365
Royalty and licensing income.........................                                         242,939      242,939
Total other operating expenses.......................                                                      940,341
Income (loss) from operations........................                                                     (122,037)
Interest income, net.................................                                                        8,701
Income (loss) before taxes on income.................                                                     (113,336)
Taxes on income (benefit)............................                                                      (40,800)
Net income (loss)....................................                                                      (72,536)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  CONTINUED


                                                                  Three Months Ended
                                                                   December 31, 1997
                                                                  ------------------
                                                       Traffic    Survey/
                                                        Safety    Mapping     Other   Royalties    Total
                                                      -----------------------------------------------------
Net sales                                             $1,417,141  $723,780  $271,430             $2,412,351
Cost of goods sold                                       696,206   250,473   122,144             $1,068,823
Sales and marketing expenses                             381,598   323,721    49,709                755,028
Gross margin  (after sales and marketing expenses)       339,337   149,586    99,577                588,500
Royalty and licensing income                                                            346,946     346,946
Total other operating expenses                                                                      622,643
Income from operations                                                                              312,803
Interest income, net                                                                                 43,272
Income before taxes on income                                                                       356,075
Taxes on  income                                                                                    121,000
Net income                                                                                          235,075

d.   Recent Accounting Pronouncements

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128 and No. 129, both of which did not have a material impact on the Company's financial statements.

     The Financial Accounting Standards Board has also SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The implementation of SFAS No. 130 and 131 did not have a material effect on the Company's financial statements.

     In February 1998, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standard SFAS No. 132, "Employers' Disclosures about pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The implementation of these accounting pronouncements had no material impact on the Company's financial statements.

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


ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three Months Ended December 31, 1998 and Three Months Ended December 31, 1997

     The following table sets forth, for the three month fiscal periods ended December 31, 1998 and 1997, the percentage relationship to net sales of principal items in the Company's Statement of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                              1998          1997
                                              ----          ----

     Net sales.............................    100%          100%
     Cost of goods sold....................     46            44
                                              ----          ----
     Gross profit..........................     54            56
     Royalty and licensing income..........      9            14
                                              ----          ----
     Total operating income................     63            70
     Operating expenses....................     67            57
                                              ----          ----
     Income (loss) from operations.........     (4)           13
     Interest income, net..................     --             2
                                              ----          ----
     Income (loss) before taxes on income..     (4)           15
     Taxes on income (benefit).............     (1)            5
                                              ----          ----
     Net income (loss).....................     (3)%          10%
                                              ====          ====


Revenues


     The following table provides a breakdown of the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less revenue producing product lines are classified as "Other" for presentation purposes.


                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                              1998          1997
                                              ----          ----
     Traffic Safety Systems..........   $1,614,751    $1,417,141
     Percentage of revenues..........           61%           59%
     Survey and Mapping Systems......      945,959       723,780
     Percentage of revenues..........           36%           30%
     Other...........................       95,990       271,430
     Percentage of revenues..........            3%           11%
                                        ----------    ----------
          Total Revenues.............   $2,656,700    $2,412,351
                                        ==========    ==========

     Net sales for the first quarter ended December 31, 1998 ("1998") rose 10% to $2,656,700 from $2,412,351 for the first quarter ended December 31, 1997 ("1997"). Traffic Safety sales increased 14% in 1998 as compared to 1997 due to increased volume sales of the Company's second generation UltraLyte. Increased UltraLyte sales offset lower Traffic Safety sales of the Company's Marksman as the UltraLyte further penetrated the Company's Traffic Safety market. Management expects the UltraLyte to replace the Marksman, for the most part, once the majority of foreign approvals related to the UltraLyte are completed. Survey and Mapping sales grew 31% in 1998 as compared to 1997. Sales of the Company's Criterion decreased, as expected, due to increased sales of the Company's second generation Impulse. International sales comprised 42% of sales in 1998 as compared to 46% in 1997, the result of stronger domestic sales of the Company's products realized in 1998, including sales of the Company's recently introduced MapStar compass modules. Management anticipates that foreign sales of the Company's products will continue to comprise a significant portion of its revenues.

     Gross profit as a percentage of sales was 54% in 1998 as compared to 56% in 1997. The decrease in gross profit margin for the 1998 period resulted from lower gross margins on sales of the Company's first generation products, primarily the Marksman. As sales of the Company's UltraLyte, part of the Company's Traffic Safety product line, replace sales of the Company's Marksman, gross profit margins are expected to improve. The Company continues to minimize the effect of currency fluctuations by requiring payment in U.S. funds.

     Royalty and licensing income from the Company's licensees was $242,939 in 1998 compared to $346,946 in 1997, representing approximately a 43% decrease in royalty and licensing income from the previous year. Management believes that the primary licensee of the Company's technology, Bushnell, experienced short-term competitive pressure during the 1998 period due to competitors within the sports optics market selling competitive products at reduced prices to deplete inventories of discontinued product. Bushnell has recently introduced several new range-finder products in co-operative development with the Company. Management believes that royalty income related to the Company's various licensing agreements will continue to have a positive impact on the Company's results of operations.

     Total operating expenses rose approximately 30% in 1998 to $1,795,740 from $1,377,671 realized in the comparable 1997 period. The year to year increase in total operating expenses primarily relates to increased compensation expense due to increased personnel, and higher legal and accounting fees related to an extraordinary audit investigation conducted by the Special Committee of the Company's Board of Directors during the 1998 first quarter. As a result of higher expenses in 1998, as a percentage of net sales, the Company's total operating expenses were 68% in 1998 as compared to 57% in 1997.

     Due to lower royalty and licensing income and increased operating expenses in 1998, the Company realized a loss from operations of $122,037 in 1998 compared to income from operations of $312,803 realized in 1997. After taxes on income or benefit, of $121,000 and $40,800 for 1997 and 1998, respectively, the Company recorded a net loss of $72,536, or $.01 per basic share, in 1998 compared to net income of $235,075, or $.05 per basic share, realized in 1997.

Liquidity and Capital Resources

     At December 31, 1998, the Company had working capital of $8,344,200. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

     For the three month period ended December 31, 1998, cash provided by operating activities was $189,664. A decrease in accounts receivable of $806,241 offset a loss from operations of $72,536 and financed an increase in inventories of $402,999 and reduced accounts payable and accrued expenses by $389,094. Net cash used in investing activities of $126,506 was primarily used for the purchase of property and equipment. Net cash used in financing activities of $18,540 was used to reduce long-term debt. For the three month period ended December 31, 1997, cash and cash equivalents increased $44,618.

     For the three month period ended December 31, 1997, cash provided by operating activities was $564,011. Net income of $235,075 combined with a decrease in accounts receivable of $769,954 financed an inventory expansion of $232,457 and reduced accounts payable and accrued expenses by $275,259. Of the net cash used in investing activities of $116,013, $86,574 was used for equipment acquisitions and certain patent costs. For the three month period ended December 31, 1997, cash and cash equivalents increased $447,998.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Concluded)



Year 2000 Compliance

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

     The Company also continues to evaluate whether it will have Year 2000 issues related to any third parties with which it has or may have a material relationship. Management believes that most, if not all third parties with which the Company has a material relationship, are, or will be Year 2000 compliant. The Company does not anticipate any material expenditures related to Year 2000 compliance by any third party.

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


                          PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

     On February 10, 1999 a securities class action entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan H. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statements during this period.

     The action appears to have followed and be premised on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1999, and the resignation of three members of the Audit Committee of the Board of Directors. The resigning members of the Audit Committee were members of the Special Audit Committee (the "Special Committee"), who also resigned from the Board of Directors on January 7, 1999 as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawl of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998.

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

     The Company is aware of at least five additional class action suits that have been filed recently against the Company. As of the date hereof, the Company has not received a complaint in the five actions, but the Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

Item 2. Changes in Securities


        This Item is not applicable to the Company.


Item 3. Defaults upon Senior Securities

        This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's security holders during the three months ended December 31, 1998.

Item 5. Other Information

        This Item is not applicable to the Company.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 South Tucson Way
                          Englewood,  Colorado  80112



Date: March 1, 1999                      By   /s/ Dan N. Grothe
      -------------                           -------------------------------
                                              Dan N. Grothe
                                              Interim Chief Financial Officer



Date: March 1, 1999                      By   /s/ Blair Zykan
      -------------                           -------------------------------
                                              Blair Zykan
                                              President and Chief Executive
                                              Officer