Form 10-K405/A
period 1998-09-30
LASER TECHNOLOGY INC
filed 1999-03-10
CIK 889899

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of March 10, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $0.

  At March 10, 1999, 4,994,551 shares of common stock of the registrant were outstanding.

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

  In October 1998, the Company entered into a sublease arrangement on an adjacent building adding approximately 23,000 square feet which the Company intends to use primarily for expanded research and development and manufacturing activities during fiscal 1999 and beyond. Management believes that the Company's manufacturing facilities are adequate to meet the Company's needs throughout the foreseeable future.

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

  The action appears to have followed and be premised on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1998, and the resignation of three members of the Audit Committee of the Board of the Board of Directors. The resigning members of the Audit Committee were members of the Special Audit Committee (the "Special Committee"), who also resigned from the Board of Directors on January 7, 1999 as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998.

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

  In its complaint, the plaintiff contends that the resignation of BDO and the three directors is due to the Company's alleged unreliable and misleading financial statements. Plaintiff's complaint further alleges violations of
Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder. The action specified the period from February 12, 1996 through December 23, 1998 as the "class period."

  The Company has not had ample time to fully review the complaint nor to determine the extent of any possible liability or material damage to the Company. The Company further believes that the allegations set forth in the complaint are groundless and without merit and it intends to vigorously defend against the action.

  The Company is aware of at least five additional class action suits that have been filed recently against the Company. As of the date hereof, the Company has received two of the complaints in the five actions, and the Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

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

                                                Years Ended September 30,
                                            -----------------------------------
                                               1998         1997        1996
                                            -----------  ----------  ----------
      Net sales............................         100%        100%        100%
      Cost of goods sold...................          47          44          46
                                            -----------  ----------  ----------
      Gross profit.........................          53          56          54
      Royalty and licensing income.........          11           9           4
      Total operating income...............          64          65          58
      Operating expenses...................          53          57          43
      Income from operations...............          11           8          15
      Interest income, net.................           1           2           3
      Taxes on income......................           4           3           6
                                            -----------  ----------  ----------
      Net income...........................           8%          7%         12%
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

  Sales of the Company's Survey and Mapping products declined slightly in 1998 to $3,990,523 from $4,006,730. Domestic Survey and Mapping product sales increased 20% to $2,712,277 in 1998 from $2,251,495 in 1997, International sales of the Company's Survey and Mapping products decreased 38% from $1,755,235 in 1997 to $1,274,439 in 1998. International sales of the Company's Survey and Mapping products declined in 1998 due to the economic downturn within the Asian market.

  International sales of the Company's products in 1998 were $4,645,787 compared to $4,399,638 realized in 1997. International sales comprised approximately 39% of the Company's total revenues in 1998 compared to 47% in 1997. During 1998, international Traffic Safety sales increased 41% to $3,371,348 from $2,397,161 realized in 1997. Management believes that sales of the Company's Traffic Safety products to Pacific Rim areas have not been affected by the current Asian economic crisis but that international sales of the Company's Survey and Mapping products have been impacted adversely. Management intends to continue to evaluate the market potential of the Company's products during this economic downturn. International sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

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

FOREIGN SALES

  Foreign sales of the Company's products were 39%, 47%, and 49% for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. Management believes that foreign sales of the Company's products will continue to comprise a significant portion of its revenues. The Company requires that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make the Company's products less competitive in those markets.

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

  The CNB account was established in May 1995, although not authorized by the Company's Board of Directors. The CNB account was not disclosed to the Company's auditors during fiscal 1995, 1996, 1997 or 1998. Also, to the best knowledge of the Company, David Williams and Ms. Sevy were the only Company officers or directors who were aware of the purpose of the CNB account. However, the Company is aware that two other employees, including one person that became the Company's controller, knew of the existence and purpose of the CNB account. The employees did not disclose the account to the Board of Directors or to the Company's auditors. These employees were also involved in the creation and processing of certain invoices for transactions related to the CNB account. Sales proceeds from the returned and resold units were transferred from the CNB account to the Company's regular cash operating account.

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

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  As of February 24, 1999, the executive officers and directors of the Company are as follows:

Name                                   Age               Position
----                                   ---               --------
Blair Zykan*..........................  38 President and Chief Executive Officer
David Williams*.......................  43 President and Chief Executive Officer
Pamela Sevy*..........................  34 Chief Financial Officer
Jeremy G. Dunne.......................  41 Vice President and Director
Dan N. Grothe.........................  61 Secretary and Director
H. DeWorth Williams...................  63 Director
Brian Abeel...........................  40 Director

--------

* Mr. Williams and Ms. Sevy tendered their resignations as a director and executive officer of the Company, effective February 24, 1999 following the filing of the Form 10-K. Mr. Zykan was appointed as the new President and Chief Executive Officer, also effective immediately following the filing of the Form 10-K.

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

  Blair Zykan. Mr. Zykan has been with the Company since March of 1993. From 1993 to 1998, Mr. Zykan served as Vice President of Sales and Marketing, responsible for North America before adding global responsibility for the Company's Survey and Mapping products in 1996. In August 1998, Mr. Zykan was promoted as the Company's Chief Operating Officer. On February 24, 1999, Mr. Zykan filled the vacancy created by the resignation of Mr. Williams as President and Chief Executive Officer. From 1983 to 1993, Mr. Zykan served in a variety of sales and sales management positions with Armstrong World Industries, a global manufacturer of interior finishing products. Mr. Zykan is a 1983 graduate of Franklin & Marshall College with a B.A. in Economics.

  H. DeWorth Williams. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than twenty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings.
Mr. Williams is the brother of the Company's President, David Williams.

  Brian Abeel. Mr. Abeel is currently Co-President of Spectra Lux Corporation, a leading manufacturer of edge-lighted displays for commercial and military aircraft applications. He serves on the boards of Spectra Lux Corporation, Aviosupport, Inc., a spares aftermarket distributor to the world's airlines, and is a founding shareholder and board member of Avio Corporation, a holding company for both organizations. From 1988 to 1989, Mr. Abeel served as Vice President, Finance of Amerifresh. Mr. Abeel holds a B.A. degree in business administration from the University of Washington and in 1984 passed his CPA exam.

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

  As of September 30, 1998, options to purchase 505,000 shares of the Company's common stock were outstanding, at exercise prices ranging from $2.87 to $5.25 per share of which 456,083 options were exercisable at September 30, 1998. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

 Non-Employee Director Stock Option Plan

  In 1994, the Company also adopted a stock option program for non-employee directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's Common Stock at the effective date of the plan to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the Director Plan. The maximum number of shares that may be subject to options issued under the Director Plan is 120,000. The exercise price in each case is the fair market value of the Common Stock on the date of grant, determined in the same manner as under the Employee

Plan. As of September 30, 1998, pursuant to the Director Plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $3.06 to $4.94 per share. Options granted under the Director Plan vest one-third each year for three years and expire ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director of the Company (subject to certain exceptions contained in the Director Plan). At September 30, 1998, 120,000 options were outstanding and exercisable pursuant to the Director Plan. The resigning directors have three months to exercise their options.

  The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information, to the best knowledge of the Company, as of March 10, 1999 with respect to each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

                                                         NUMBER OF
                                                           SHARES    PERCENTAGE
                                                        BENEFICIALLY OWNERSHIP
NAME                                                       OWNED        (1)
----                                                    ------------ ----------
Jeremy G. Dunne (2) ...................................    414,500       8.2%
2686 E. Otero Place
Littleton, Colorado 80122

Blair Zykan (3) .......................................     58,810       1.0%
8750 East Otero Circle
Englewood, Colorado 80112

Dan N. Grothe (4) .....................................     42,000        .8%
6837 South Elizabeth Street
Littleton, Colorado 80122

H. DeWorth Williams (5) ...............................    579,157      11.6%
P.O. Box 2148
Park City, Utah 84060

David Williams (6) ....................................    398,686       7.9%
1501 W. Dry Creek Road
Littleton, Colorado 80210
Directors and officers as a group (4 persons) (7)......  1,577,662      31.5%

--------
(1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of February 24, 1999 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 68,250 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.
(3) Includes 51,000 shares, which may be acquired by Mr. Zykan pursuant to the exercise of stock options exercisable within sixty days.
(4) Includes 33,000 shares, which may be acquired by Mr. Grothe pursuant to the exercise of stock options exercisable within sixty days.
(5) Includes 30,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(6) Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(7) Includes 182,250 shares, which may be acquired by the Company's officers or directors within sixty days pursuant to the exercise of stock options at various prices.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. The sale was initially recorded by the Company at a $0 sales price. The Company's Controller became aware of the transaction after it was completed. David Williams and Pamela Sevy, the Company's President and Chief Financial Officer, respectively, applied the proceeds from the sale to reduce Mr. Williams' account receivable at the Company by $50,000. This was in consideration for monies Mr. Williams had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company, were considered unrecoverable by him. Subsequently, the Company reversed this transaction, debited Mr. Williams account receivable for $50,000, and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable remaining unrecovered by him.

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

                                          Laser Technology, Inc.

                                                    /s/ Jeremy G. Dunne
March 10, 1999                            By __________________________________
                                                      Jeremy G. Dunne
                                                Vice President and Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

           /s/ Jeremy G. Dunne         Vice President and       March 10, 1999
-------------------------------------   Director
              Jeremy G. Dunne

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

  SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share, reflects the

                             LASER TECHNOLOGY, INC.

potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earning per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128 which did not have a material impact on the Company's financial statements. The implementation of SFAS No. 129 did not have a material effect on the Company's financial statements.

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

  In February 1998, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standard (SFAS) No 132. "Employers' Disclosures about Pensions and other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

  Under the Employee Plan, 505,000 shares of the Company's common stock are reserved for issuance. Options granted to Employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 1998, options outstanding at exercise prices ranging from $3.08 to $5.25 per share of which 456,083 options were exerciseable at September 30, 1998.

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

NOTE 7--Commitments and Contingencies

 Subsequent Events

  Legal Proceedings

  On February 10, 1999 a securities class action entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan N. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-
266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statements during this period. The individual named defendants are directors and/or executive officers of the Company.

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

  In its complaint, the plaintiff contends that the resignation of BDO and the three directors is due to the Company's alleged unreliable and misleading financial statements. Plaintiff's complaint further alleges violations of
Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder. The action specifies the period from February 12, 1996 through December 23, 1998 as the "class period".

  The Company has not had ample time to fully review the complaint nor to determine the extent of any possible liability or material damage to the Company. The Company further believes that the allegations set forth in the complaint are groundless and without merit and it intends to vigorously defend against the action.

  The Company is aware of at least five additional class action suits that have been filed recently against the Company. As of the date hereof, the Company has received two of the complaints in the five actions, and the Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

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

  A summary of the Company's sales by geographic area is as follows:

                                                  1998        1997       1996
                                               ----------- ---------- ----------
Foreign sales:
  Asia........................................ $ 1,123,000 $2,364,000 $2,187,000
  Europe......................................   1,597,000    641,000  1,233,000
  Canada......................................     748,000    795,000    552,000
  Australia...................................     984,000    378,000    326,000
  Other.......................................     193,787    221,638    490,119
                                               ----------- ---------- ----------
Total foreign sales...........................   4,645,787  4,399,638  4,788,119
Domestic sales................................   7,155,506  4,909,130  4,716,000
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

  The CNB account was established in May 1995, although not authorized by the Company's Board of Directors. The CNB account was not disclosed to the Company's auditors during fiscal 1995, 1996, 1997 or 1998. Also, to the best knowledge of the Company, David Williams and Ms. Sevy were the only Company officers or directors who were aware of the purpose of the CNB account. However, the Company is aware that two other employees, including one person that became the Company's controller, knew of the existence and purpose of the CNB account. The employees did not disclose the account to the Board of Directors or to the Company's auditors. These employees were also involved in the creation and processing of certain invoices for transactions related to the CNB account.

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

                             LASER TECHNOLOGY, INC.

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