Form 10-Q
period 1999-03-31
LASER TECHNOLOGY INC
filed 1999-05-11
CIK 889899

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                  to
                                     ----------------    -----------------


Commission File No. 1-11642



                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


           DELAWARE                                   84-0970494
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. employer identification number)
 incorporation or organization)

               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
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
                                       ---     ---
At March 31, 1999, 4,994,551 shares of common stock of the Registrant were outstanding.

                                     INDEX





                        PART I:  FINANCIAL INFORMATION

                                                                                                                  PAGE
                                                                                                                  ----
  Item 1. Financial Statements.....................................................................................   1


                      Consolidated Balance Sheets..................................................................   1
                      Consolidated Statements of Income............................................................   3
                      Consolidated Statements of Cash Flows........................................................   4
                      Notes to Consolidated Financial Statements...................................................   5



  Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................................................   8


                      Results of Operations........................................................................   9
                      Liquidity and Capital Resources..............................................................  11
                      Year 2000 Compliance.........................................................................  11
                      Risk Factors and Cautionary Statements.......................................................  11


                          PART II:  OTHER INFORMATION

  Item 1. Legal Proceedings........................................................................................  12

  Item 2. Changes in Securities....................................................................................  13

  Item 3. Defaults upon Senior Securities..........................................................................  13

  Item 4. Submission of Matters to a Vote of Security Holders......................................................  13

  Item 5. Other Information........................................................................................  13

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets



                                    ASSETS

                                                                                    March 31,                September 30,
                                                                                      1999                        1998
                                                                                   -----------                ------------
                                                                                   (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                $  1,210,919               $   988,586
         Investments                                                                       -                     509,807
         Trade accounts receivable, less allowance
           of $10,000 for doubtful accounts                                          2,417,331                 3,652,944
         Royalties receivable                                                          125,014                   424,525
         Inventories                                                                 4,260,842                 3,857,963
         Deferred income tax benefit                                                    87,000                    87,000
         Prepaids and other current assets                                             335,031                   225,476
         Income tax recoverable and receivable                                         478,336                       -
                                                                                   -----------                ------------
                  Total Current Assets                                              8,914,473                  9,746,301
                                                                                   -----------                ------------

PROPERTY AND EQUIPMENT, net of accumulated
         depreciation and amortization                                              1,430,277                  1,517,416
                                                                                   -----------                ------------
LONG-TERM INVESTMENTS                                                                 683,358                    676,294
                                                                                   -----------                ------------
OTHER ASSETS                                                                          619,653                    575,946
                                                                                   -----------                ------------
                  TOTAL ASSETS                                                    $11,647,761                $12,515,957
                                                                                   ===========                ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                                    March 31,                September 30,
                                                                                       1999                       1998
                                                                                  -----------                -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
         Accounts payable                                                         $    648,646               $    752,417
         Accrued expenses                                                              429,198                    482,617
         Current maturities of long-term debt                                           76,564                     76,564
                                                                                  ------------               ------------
                  Total Current Liabilities                                          1,154,408                  1,311,598
                                                                                  ------------               ------------
         Long-term debt, less current maturities                                       122,070                    159,549
                                                                                  ------------               ------------
                  Total Liabilities                                                  1,276,478                  1,471,147
                                                                                  ------------               ------------


STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value--shares authorized
         2,000,000; shares issued--none                                                      -                          -
         Common stock, $.01 par value-shares
           authorized 25,000,000; shares issued 5,219,201                               52,192                     52,192
         Additional paid-in capital                                                  9,669,420                  9,669,420
         Treasury stock at cost, 224,650 shares                                       (194,259)                  (194,259)
         Retained earnings                                                             843,930                  1,517,457
                                                                                  ------------               ------------
                  Total Stockholders' Equity                                        10,371,283                 11,044,810
                                                                                  ------------               ------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                          $ 11,647,761               $ 12,515,957
                                                                                  ============               ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                       Consolidated Statements of Income
                      For the Three and Six Months Ended
                            March 31, 1999 and 1998
                                  (Unaudited)



                                                                    Six Months Ended                 Three Months Ended
                                                                         March 31,                         March 31,
                                                              ------------------------------     ---------------------------
                                                                  1999               1998            1999            1998
                                                              -----------        -----------     -----------    ------------
NET SALES                                                     $ 5,341,438        $ 4,817,764     $ 2,684,738    $  2,405,413
LESS COST OF GOODS SOLD                                         2,656,254          2,164,538       1,430,318       1,095,715

          Gross Profit                                          2,685,184          2,653,226       1,254,420       1,309,698

ROYALTY AND LICENSING INCOME                                      365,867            550,706         122,928         203,760

TOTAL OPERATING INCOME                                          3,051,051            203,932       1,377,348       1,513,458

OPERATING EXPENSES                                              4,103,319             57,254       2,307,579       1,379,583

INCOME (LOSS) FROM OPERATIONS                                  (1,052,268)           446,678        (930,231)        133,875

INTEREST INCOME, NET                                               14,641             88,320           5,941          45,048

INCOME (LOSS) BEFORE TAXES ON INCOME                           (1,037,627)           534,998        (924,290)        178,923
TAXES ON INCOME (BENEFIT)                                        (364,100)           185,000        (323,300)         64,000

NET INCOME (LOSS)                                             $  (673,527)      $    349,998     $  (600,990)   $    114,923

BASIC EARNINGS (LOSS) PER
 COMMON SHARE                                                 $      (.13)      $        .07      $     (.12)   $        .02

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                   4,994,551          4,998,351       4,994,551       4,998,351

DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                                                 $      (.13)      $        .07      $     (.12)   $       .02

DILUTED AVERAGE SHARES
 OUTSTANDING                                                    4,994,551          4,998,351       4,994,551      4,998,351

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                    For the Six Months Ended March 31, 1999
                              and March 31, 1998
                                  (Unaudited)



                                                                                  March 31,                    March 31,
                                                                                    1999                          1998
                                                                                 ------------                -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $  (673,527)                 $   349,998
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                                       258,525                      155,387
  Deferred income taxes                                                                     -                       (3,000)
Changes in operating assets and liabilities:
  Trade accounts receivable                                                         1,235,613                      678,405
  Inventories                                                                        (402,879)                    (709,190)
  Other assets                                                                       (288,380)                     (81,123)
  Accounts payable and accrued expenses                                              (157,190)                    (171,018)
                                                                                 ------------                -------------
Net cash provided by (used in) operating activities                                   (27,838)                     219,459
                                                                                 ------------                -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                                                  502,743                      496,705
  Patent costs paid                                                                   (56,331)                     (51,616)
  Purchases of property and equipment                                                (158,762)                    (130,166)
                                                                                 ------------                -------------
Net cash provided by investing activities                                             287,650                      314,923
                                                                                 ------------                -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt                                                          (37,479)                           -
                                                                                 ------------                -------------
Net cash used in financing activities                                                 (37,479)                           -
                                                                                 ------------                -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 222,333                      534,382

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                           988,586                      951,945
                                                                                 ------------                -------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                      $  1,210,919                $   1,486,327
                                                                                 ============                =============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

 (Information for the three and six months ended March 31, 1999 is unaudited)


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

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of income for the three and six month periods ended March 31, 1999 and 1998, (b) the consolidated financial position at March 31, 1999 and September 30, 1998, and (c) the consolidated statement of cash flows for the six month periods ended March 31, 1999 and 1998. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

         The following is provided to reconcile the earnings per share calculation:

                                                          Six Months Ended                     Three Months Ended
                                                              March 31,                              March 31,
                                               ------------------------------------       ------------------------------
                                                     1999                  1998                1999             1998
                                               --------------         -------------       ------------      ------------
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                          $     (673,527)        $     349,998       $   (600,990)     $    114,923
Denominator
    Weighted Average Shares                         4,994,551             4,998,351          4,994,551         4,998,351
Per Share Amounts
    Basic Earnings (Loss)                      $         (.13)        $         .07       $       (.12)     $        .02
                                               ==============         =============       ============      ============

         For the three and six month periods ended March 31, 1999 and 1998 the calculation for diluted earnings per common share was the same as presented for basic earnings per common share.

c.       Operating Segments

         The Company's primary operating segments for the three and six months ended March 31, 1999 and 1998 were as follows:

                                                        Three Months Ended
                                                           March 31, 1999
                                                    --------------------------
                                 Traffic Safety     Survey/Mapping      Other          Royalties         Total
                                 --------------------------------------------------------------------------------
Net sales......................... $1,516,829        $ 1,080,491      $ 87,418                         $2,684,738
Cost of goods sold................    792,271            603,263        34,784                         $1,430,318
Sales and marketing expenses......    582,928            483,027        21,698                          1,087,653
Gross margin (after sales and
  marketing expenses).............    141,630             (5,794)       30,936                            166,767
Royalty and licensing income......                                                       122,928          122,928
Total other operating expenses....                                                                      1,219,926
Income (loss) from operations.....                                                                       (930,231)
Interest income, net..............                                                                          5,941
Income (loss) before taxes
  on income.......................                                                                       (924,290)
Taxes on income (benefit).........                                                                       (323,300)
Net income (loss).................                                                                       (600,990)

                                                        Three Months Ended
                                                          March 31, 1998
                                                    --------------------------
                                 Traffic Safety     Survey/Mapping      Other          Royalties         Total
                                 --------------------------------------------------------------------------------
Net sales......................... $1,590,124           $717,904      $ 97,385                         $2,405,413
Cost of goods sold................    629,396            441,498        24,821                         $1,095,715
Sales and marketing expenses......    372,932            311,765        29,652                            714,349
Gross margin (after sales and
  marketing expenses).............    587,796            (35,359)       42,912                            595,349
Royalty and licensing income......                                                       203,760          203,760
Total other operating expenses....                                                                        665,234
Income from operations............                                                                        133,875
Interest income, net..............                                                                         45,048
Income before taxes on income.....                                                                        178,923
Taxes on income...................                                                                         64,000
Net income........................                                                                        114,923

                                                         Six Months Ended
                                                          March 31, 1999
                                                    --------------------------
                                 Traffic Safety     Survey/Mapping      Other          Royalties         Total
                                 --------------------------------------------------------------------------------
Net sales......................... $3,131,580        $ 2,026,450      $183,408                         $5,341,438
Cost of goods sold................  1,525,374          1,037,087        93,793                         $2,656,254
Sales and marketing expenses......  1,048,688            846,473        50,892                          1,946,053
Gross margin (after sales and
  marketing expenses).............    557,518            142,890        38,723                            739,131
Royalty and licensing income......                                                       365,867          365,867
Total other operating expenses....                                                                      2,157,266
Income (loss) from operations.....                                                                     (1,052,268)
Interest income, net..............                                                                         14,641
Income (loss) before taxes
  on income.......................                                                                     (1,037,627)
Taxes on income (benefit).........                                                                       (364,100)
Net income (loss).................                                                                       (673,527)



                                                          Six Months Ended
                                                           March 31, 1998
                                                    -----------------------------
                                  Traffic Safety    Survey/Mapping       Other           Royalties         Total
                                  ---------------------------------------------------------------------------------
Net sales.......................... $3,007,265        $1,441,684       $  368,815                        $4,817,764
Cost of goods sold.................  1,325,602           691,971          146,965                        $2,164,538
Sales and marketing expenses.......    762,319           642,093           64,966                         1,469,378
Gross margin (after sales and
  marketing expenses)..............    919,344           107,620          156,884                         1,183,848
Royalty and licensing income.......                                                       550,706           550,706
Total other operating expenses.....                                                                       1,287,876
Income from operations.............                                                                         446,678
Interest income, net...............                                                                          88,320
Income before taxes on income......                                                                         534,998
Taxes on income....................                                                                         185,000
Net income.........................                                                                         349,998

d.       Recent Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128 and No. 129, both which did not have a material impact on the Company's financial statements.

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

         In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard SFAS No. 132, "Employers" Disclosures About Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other Postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. The implementation of these accounting pronouncements had no material impact on the Company's financial statements.

NOTE 1 - Summary of Significant Accounting Policies (Concluded)


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

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three and Six Months Ended March 31, 1999 and March 31, 1998

         For the three and six month fiscal periods ended March 31, 1999 and 1998, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Income. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                                           Six Months Ended                     Three Months Ended
                                                               March 31,                              March 31,
                                                       -----------------------                 ----------------------
                                                         1999             1998                  1999             1998
                                                        -----            -----                 -----            -----
Net sales                                               100%              100%                  100%             100%
Cost of goods sold                                       50                45                    53               46
                                                       -----             -----                 -----            -----
Gross profit                                             50                55                    47               54
Royalty and licensing income                              7                11                     4                8
                                                       -----             -----                 -----            -----
Total operating income                                   57                66                    51               62
Operating expenses                                       77                57                    85               57
                                                       -----             -----                 -----            -----
Income from operations                                  (20)                9                   (34)               5
Interest income, net                                      1                 2                     -                2
                                                       -----             -----                 -----            -----
Income before taxes on income                           (19)               11                   (34)               7
Tax benefit (expense)                                     7                (4)                   12               (3)
                                                       -----             -----                 -----            -----
Net income                                              (12)%               7%                  (22)%              4%
                                                       -----             -----                 -----            -----

Revenues

         The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                                               Six Months Ended                  Three Months Ended
                                                                 March 31,                             March 31,
                                                      ----------------------------           ----------------------------
                                                         1999             1998                  1999             1998
                                                      -----------      -----------           ----------       -----------
Traffic Safety Systems                                $ 3,131,580      $ 3,007,265           $1,516,829       $ 1,590,124
Percentage of revenues                                    59%             62%                    57%              66%

Survey and Mapping Systems                              2,026,450       1,441,684             1,080,491          717,904
Percentage of revenues                                    38%             30%                    40%              30%

Other                                                     183,408         368,815                87,418           97,385
Percentage of revenues                                     3%              8%                     3%               4%

     Total Revenues                                   $ 5,341,438     $ 4,817,764           $ 2,684,738      $ 2,405,413
                                                      ===========     ===========           ===========      ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (Continued)


         Total revenues for the second quarter ended March 31, 1999 ("1999") increased 12% to $2,684,738 from $2,405,413 realized in the second quarter ended March 31, 1998 ("1998"). Net sales for the first six months of 1999 were $5,341,438 compared to $4,817,764 realized during the first six months of 1998 representing an 11% increase in revenues from the previous year.

         Traffic Safety sales during the 1999 second quarter decreased slightly to $1,516,829 from $1,590,124 realized in the prior year period and increased 4% during the first six months of 1999 to $3,131,580 compared to $3,007,265 realized in the first six months of 1998. Sales of the Company's Survey and Mapping products increased approximately 50% to $1,080,491 as compared to $717,904 realized in the 1998 second quarter. On a year to year basis, the Company's Survey and Mapping sales have increased 41% to $2,026,450 for the first six months of 1999 compared to $1,441,684 realized in the comparable 1998 period. Increased Survey and Mapping sales in the 1999 periods resulted from increased volume sales of the Company's Impulse and Mapstar product lines.

         International sales comprised 52% and 45% of net sales for the second quarter and first six months of 1999 as compared to 41% and 43% for the corresponding 1998 periods. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Management believes that sales of the Company's Traffic Safety products to Pacific Rim areas have not been affected by the Asian economic crisis. International sales of the Company's Survey and Mapping products which had previously slowed due to the Asian economic situation, strengthened during the second quarter. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

         Gross profit as a percentage of net sales was 47% and 50% for the second quarter and first six months of 1999 compared to 54% and 55% for the second quarter and first six months of 1998. The change in the Company's gross margin can be attributed primarily to two factors. There were two large second quarter bulk sales of first generation products (Criterion and Marksman) at lower gross margins. Management also increased the Company's inventory obsolescence reserve during the 1999 second quarter to accommodate slower moving first generation product components. Sales of next generation products at higher gross margins are expected to strengthen through the remainder of fiscal 1999.

         Royalty and licensing income from the Company's licensees was $122,928 in the second quarter of 1999 compared to $203,760 in 1998, representing approximately a 40% decrease in royalty and licensing income from the previous year. On a year to year basis, royalties fell 33% to $365,867 in 1999 from $550,706 realized in 1998. Management believes that the primary licensee of the Company's technology, Bushnell, experienced short-term competitive pressure during early 1999 due to competitors within the sports optics market selling competitive products at reduced prices to deplete inventories of discontinued product. Bushnell is transitioning to several new products which are expected to have a positive impact on royalty income late in fiscal 1999. Management believes that royalty income related to the Company's licensing agreement with Bushnell, and it's various other licensing agreements, will continue to have a beneficial impact on the Company's results of operations.

         Total operating expenses increased approximately 67% to $2,307,579 for the 1999 second quarter from $1,379,583 for the comparable 1998 period, and 49% to $4,103,319 for the first six months of 1999 from $2,757,254 for the first six months of 1998. As a percentage of net sales, total operating expenses increased to 85% for the second quarter of 1999 from 57% for the second quarter of 1998, and to 77% for the first six months of 1999 from 57% for the first six months of 1998. The increase in operating expenses primarily relates to accounting and legal fees, in the amount of $368,452 and $178,615 for the first and second quarters of 1999, respectively, and additional personnel costs largely in engineering and research and development.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (Continued)

         Due to increased operating expenses and lower royalty income, the Company realized a loss from operations of $930,231 compared to income from operations of $133,875 realized in the second quarter of 1998 and a loss from operations of $1,052,269 for the first six months of 1999 compared to income from operations of $446,678 realized in the 1998 period. After tax benefits on losses, the Company realized a net loss of $600,990 in 1999, or $.12 basic loss per share, compared to net income of $114,923 in 1998, or $.02 basic earnings per share and a net loss of $673,528 for the first six months of 1999, or $.13 basic loss per share, as compared with net income of $349,998, or $.07 basic earnings per share, for the six months ended 1998.


Liquidity and Capital Resources

         At March 31, 1999, the Company had working capital of $7,760,065. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

         For the six month period ended March 31, 1999, cash used in operating activities was $27,838. A net loss of $673,527 was financed by a decrease in accounts receivable of $1,235,614 related to increased collection efforts. Cash provided by investing activities of $287,650 related to investment maturities of $502,743 of which $215,093 was used for the purchase of property and equipment and patent related costs. Cash used in financing activities of $37,479 was used to reduce long-term debt. For the six month period ended March 31, 1999, cash and cash equivalents increased $222,333.

         For the six month period ended March 31, 1998, cash provided by operating activities was $219,459. Net income of $349,998 and increased cash from reduced trade accounts receivable of $678,405 financed an increase in inventories of $709,190, primarily related to new product introductions, and $171,018 was used to reduce accounts payable and accrued expenses. For the period, the Company realized net cash provided by investing activities of $314,923 related to investment of maturities of which $181,782 was used for the purchase of property and equipment and patent related costs. For the six month period ended March 31, 1998, cash and cash equivalents increased $534,382.

Year 2000 Compliance

         During the year ended September 30, 1998, the Company converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). Management believes that the majority of the Company's updated computer system is Year 2000 compliant for both information technology ("IT") and non-IT systems. The Company continues to evaluate Year 2000 compliance and does not anticipate any material expenditures related to the conversion process.

         The Company also continues to evaluate whether it will have Year 2000 issues related to any third parties, with which it has or may have a material relationship. Management believes that most, if not all third parties with which the Company has a material relationship, are, or will be Year 2000 compliant. The Company does not anticipate any material expenditures related to Year 2000 compliance by any third party.

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

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         On February 10, 1999 a securities class action complaint entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan H. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statements during this period.

         The action appears to have followed and be premised in part on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1998, and the resignation of the members of the Audit Committee of the Board of Directors on January 7, 1999. The resigning members of the Audit Committee comprised the Special Audit Committee (the "Special Committee"). They resigned from the Board of Directors as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998. Trading of the Company's shares has since resumed.

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

         The Company has not yet determined the extent of any possible liability or material damage to the Company. The Company intends to vigorously defend against the action.

         Five additional securities class actions and one stockholder's derivative suit have been filed against the Company and certain of its former and present officers and directors. All cases were filed in the United States District Court for the District of Colorado. The Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

                     [Disclosure under Legal Proceedings]

An order directing private investigation was issued by the Securities and Exchange Commission (the "Commission") on January 21, 1999 ("In the Matter of Laser Technology, Inc. / NY-D-21291. Certain individuals have given depositions in the matter and the Company has delivered to the Commission certain requested documents pursuant to a subpoena duces tecum. The Company has been advised by the Commission that the existence of the Commissions' inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as a reflection on any person, entity or security. The Company believes that the investigation concerns matters related to the events which led to the resignation of the Special Committee and the Company's independent accountant and intends to cooperate completely in the matter. As of the date hereof, the Company is not able to speculate as to the outcome or possible effect of the investigation on the Company. To the best knowledge of the Company, no action has been taken to date by or on behalf of Commission against the Company or any of its officers or directors.

                                   PART II.


Item 2.  Changes in Securities

         This Item is not applicable to the Company.

Item 3.  Defaults upon Senior Securities

         This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the three months ended March 31, 1999.

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







Date: May 10, 1999                       By /s/ S.M. Parro
__________________                          _______________________
                                                  S.M. Parro
                                            Chief Financial Officer






Date: May 10, 1999                       By /s/ Blair J. Zykan
__________________                          _______________________
                                                Blair J. Zykan
                                                 President and
                                            Chief Executive Officer

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







Date: May 10, 1999                 By /s/ S.M. Parro
__________________                    ______________________________
                                               S.M. Parro
                                         Chief Financial Officer






Date: May 10, 1999                 By /s/ Blair J. Zykan
__________________                    ______________________________
                                              Blair J. Zykan
                                           President and Chief
                                            Executive Officer