Form 10-Q
period 1999-06-30
LASER TECHNOLOGY INC
filed 1999-08-13
CIK 889899

===============================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from  _______________ to _______________



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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securiti es Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file su ch reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No     .
                                       ---      ---

At June 30, 1999, 4,994,551 shares of common stock of the Registrant were outstanding.


===============================================================================

                                     INDEX





                        PART I:  FINANCIAL INFORMATION

                                                                                                                   PAGE
                                                                                                                   ----
  Item 1.    Financial Statements..................................................................................   1


                      Consolidated Balance Sheets..................................................................   1
                      Consolidated Statements of Operations........................................................   3
                      Consolidated Statements of Cash Flows........................................................   4
                      Notes to Consolidated Financial Statements...................................................   5



  Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................   9


                      Results of Operations.......................................................................   9
                      Liquidity and Capital Resources.............................................................   11
                      Year 2000 Compliance........................................................................   11
                      Risk Factors and Cautionary Statements......................................................   11


                                                 PART II:  OTHER INFORMATION

  Item 1.    Legal Proceedings....................................................................................   12

  Item 2.    Changes in Securities................................................................................   13

  Item 3.    Defaults upon Senior Securities......................................................................   13

  Item 4.    Submission of Matters to a Vote of Security Holders..................................................   13

  Item 5.    Other Information....................................................................................   13

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                                    ASSETS

                                                                                    June 30,                 September 30,
                                                                                      1999                        1998
                                                                                   -----------               ------------
                                                                                   (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                                 $ 1,052,927               $   988,586
         Investments                                                                       -                     509,807
         Trade accounts receivable, less allowance
           for doubtful accounts of $50,000 and $10,000
           at June 30, 1999 and September 30, 1998, respectively                     2,698,244                 3,652,944
         Royalties receivable                                                          185,089                   424,525
         Inventories                                                                 3,686,306                 3,857,963
         Deferred income tax benefit                                                    87,000                    87,000
         Prepaids and other current assets                                             586,299                   225,476
         Income tax recoverable and receivable                                         223,208                       -
                                                                                   -----------               -----------
                  Total Current Assets                                               8,519,073                 9,746,301
                                                                                   -----------               -----------

PROPERTY AND EQUIPMENT, net of accumulated
         depreciation and amortization                                               1,640,747                 1,517,416
                                                                                   -----------               -----------
LONG-TERM INVESTMENTS                                                                  686,031                   676,294
                                                                                   -----------               -----------
OTHER ASSETS                                                                           636,988                   575,946
                                                                                   -----------               -----------
                  TOTAL ASSETS                                                     $11,482,839               $12,515,957
                                                                                   ===========               ===========

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                    June 30,                 September 30,
                                                                                      1999                      1998
                                                                                   -----------               -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
         Accounts payable                                                          $   558,117                $   752,417
         Accrued expenses                                                              500,931                    482,617
         Current portion of capital lease payable                                       22,786                       -
         Current maturities of long-term debt                                           76,564                     76,564
                                                                                   -----------                -----------
                  Total Current Liabilities                                          1,158,398                  1,311,598
                                                                                   -----------                -----------
LONG-TERM DEBT
         Capital lease payable, less current portion                                    43,850                       -
         Long-term debt, less current maturities                                       102,789                    159,549
                                                                                   -----------                -----------
                  Total Long Term Liabilities                                          146,639                    159,549
                                                                                   -----------                -----------
                  Total Liabilities                                                  1,305,037                  1,471,147
                                                                                   -----------                -----------


STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value--shares authorized
         2,000,000; shares issued--none                                                   -                          -
         Common stock, $.01 par value-shares
           authorized 25,000,000; shares issued 5,219,201                               52,192                     52,192
         Additional paid-in capital                                                  9,669,420                  9,669,420
         Treasury stock at cost, 224,650 shares                                       (194,259)                  (194,259)
         Retained earnings                                                             650,449                  1,517,457
                                                                                   -----------                -----------
                  Total Stockholders' Equity                                        10,177,802                 11,044,810
                                                                                   -----------                -----------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                           $11,482,839                $12,515,957
                                                                                   ===========                ===========

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                      For the Three and Nine Months Ended
                            June 30, 1999 and 1998
                                  (Unaudited)



                                               Nine Months Ended               Three Months Ended
                                                    June 30,                         June 30,
                                          ---------------------------     ----------------------------
                                              1999            1998            1999             1998
                                          -----------     -----------     -----------      -----------
NET SALES                                 $ 8,720,744     $ 8,078,026     $ 3,379,306      $ 3,260,262
LESS COST OF GOODS SOLD                     4,226,536       3,608,960       1,570,282        1,444,422
                                          -----------     -----------     -----------      -----------
          Gross Profit                      4,494,208       4,469,066       1,809,024        1,815,840

ROYALTY AND LICENSING INCOME                  546,907         844,399         181,040          293,693
                                          -----------     -----------     -----------      -----------
TOTAL OPERATING INCOME                      5,041,115       5,313,465       1,990,064        2,109,533

OPERATING EXPENSES                          6,389,186       4,258,378       2,285,867        1,501,124
                                          -----------     -----------     -----------      -----------
INCOME (LOSS) FROM OPERATIONS              (1,348,071)      1,055,087        (295,803)         608,409

INTEREST INCOME (EXPENSE), NET                  9,463          99,421          (5,178)          11,101
                                          -----------     -----------     -----------      -----------
INCOME (LOSS) BEFORE TAXES ON INCOME       (1,338,608)      1,154,508        (300,981)         619,510
TAXES ON INCOME (BENEFIT)                    (471,600)        416,000        (107,500)         231,000
                                          -----------     -----------     -----------      -----------
NET INCOME (LOSS)                         $  (867,008)    $   738,508     $  (193,481)     $   388,510
                                          ===========     ===========     ===========      ===========
BASIC EARNINGS (LOSS) PER
 COMMON SHARE                             $      (.17)    $       .15     $      (.04)     $       .08
                                          ===========     ===========     ===========      ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                               4,994,551       4,995,513       4,994,551        4,986,840
                                          ===========     ===========     ===========      ===========
DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                             $      (.17)    $       .15      $     (.04)     $       .08
                                          ===========     ===========     ===========      ===========
DILUTED AVERAGE SHARES
 OUTSTANDING                                4,994,551       4,995,513       4,994,551        4,986,840
                                          ===========     ===========     ===========      ===========

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                    For the Nine Months Ended June 30, 1999
                               and June 30, 1998
                                  (Unaudited)



                                                                                    June 30,                     June 30,
                                                                                      1999                         1998
                                                                                  ------------                 ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                 $  (867,008)                 $   738,508
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                                       393,965                      253,314
  Loss on sale of property and equipment                                               13,377                            -
  Deferred income taxes                                                                     -                       (6,000)
Changes in operating assets and liabilities:
  Trade accounts receivable                                                           954,700                       83,490
  Inventories                                                                         171,657                     (981,328)
  Other assets                                                                       (344,429)                    (111,646)
  Accounts payable and accrued expenses                                              (175,986)                     (46,442)
                                                                                  -----------                  -----------
Net cash provided by (used in) operating activities                                   146,276                      (70,104)
                                                                                  -----------                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                                                  500,070                      790,500
  Proceeds from sale of property and equipment                                         32,000                            -
  Patent costs paid                                                                   (80,956)                    (114,122)
  Purchases of property and equipment                                                (474,565)                    (198,473)
                                                                                  -----------                  -----------
Net cash provided by (used in) investing activities                                   (23,451)                     477,905
                                                                                  -----------                  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt and capital leases                                       (58,484)                     (52,803)
                                                                                  -----------                  -----------
Net cash used in financing activities                                                 (58,484)                     (52,803)
                                                                                  -----------                  -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                  64,341                      354,998

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                           988,586                      951,945
                                                                                  -----------                  -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                       $ 1,052,927                  $ 1,306,943
                                                                                  ===========                  ===========

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

 (Information for the three and nine months ended June 30, 1999 is unaudited)


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

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and nine month periods ended June 30, 1999 and 1998, (b) the consolidated financial position at June 30, 1999, and (c) the consolidated statements of cash flows for the nine month periods ended June 30, 1999 and 1998. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1998. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.       Earnings Per Share

         Through December 31, 1997, the Company followed the provisions of Accounting Principles Board Opinion ("APB") 15, "Earnings Per Share." Effective for the quarter ended June 30, 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period, similar to fully diluted earnings per share. All prior period earnings per share data has been restated to reflect the requirements of SFAS No. 128.

         The following is provided to reconcile the earnings per share calculation:

                                                          Nine Months Ended                    Three Months Ended
                                                               June 30,                              June 30,
                                               ------------------------------------       ------------------------------
                                                     1999                  1998               1999              1998
                                               ---------------        -------------       -------------     ------------
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                          $     (867,008)        $     738,508       $   (193,481)     $    388,510
Denominator
    Weighted Average Shares                         4,994,551             4,995,513          4,994,551         4,986,840
                                               --------------         -------------       ------------      ------------
Per Share Amounts
    Basic Earnings (Loss)                      $         (.17)        $         .15       $       (.04)     $        .08
                                               ==============         =============       ============      ============

         For the three and nine month periods ended June 30, 1999 and 1998 the calculation for diluted earnings per common share was the same as presented for basic earnings per common share.

c.       Operating Segments

         The Company's primary operating segments for the three and nine months ended June 30, 1999 and 1998 were as follows:

                                                                               Three Months Ended
                                                                                 June 30, 1999
                                                                               ------------------
                                                     Traffic Safety    Survey/Mapping        Other      Royalties       Total
                                                     ----------------------------------------------------------------------------
Net sales........................................... $    2,290,547     $     934,941      $ 153,818                 $  3,379,306
Cost of goods sold..................................      1,055,290           470,442         44,550                    1,570,282
Sales and marketing expenses........................        457,932           369,631         24,866                      852,429
Gross margin (after sales and marketing expenses)...        777,325            94,868         84,402                      956,595
Royalty and licensing income........................                                                      181,040         181,040
Total other operating expenses......................                                                                    1,433,438
Income (loss) from operations.......................                                                                     (295,803)
Interest income (expense), net......................                                                                       (5,178)
Income (loss) before taxes on income................                                                                     (300,981)
Taxes on income (benefit)...........................                                                                      107,500
Net income (loss)...................................                                                                     (193,481)

                                                                               Three Months Ended
                                                                                  June 30, 1998
                                                                               ------------------
                                                     Traffic Safety    Survey/Mapping        Other      Royalties       Total
                                                     ----------------------------------------------------------------------------
Net sales........................................... $   2,089,094     $    1,157,260      $  13,908                 $  3,260,262
Cost of goods sold..................................       984,431            448,628         11,363                    1,444,422
Sales and marketing expenses........................       437,754            368,715         39,109                      845,578
Gross margin (after sales and marketing expenses)...       666,909            339,917        (36,564)                     970,262
Royalty and licensing income........................                                                      293,693         293,693
Total other operating expenses......................                                                                      655,546
Income from  operations.............................                                                                      608,409
Interest income, net................................                                                                       11,101
Income before taxes on income.......................                                                                      619,510
Taxes on income.....................................                                                                      231,000
Net income..........................................                                                                  $   388,510

                                                                               Nine Months Ended
                                                                                 June 30, 1999
                                                                               -----------------
                                                     Traffic Safety    Survey/Mapping         Other      Royalties      Total
                                                     ----------------------------------------------------------------------------
Net sales........................................... $    5,422,126    $    2,961,391      $ 337,227                 $  8,720,744
Cost of goods sold..................................      2,580,664         1,507,529        138,343                    4,226,536
Sales and marketing expenses........................      1,506,620         1,216,104         75,758                    2,798,482
Gross margin (after sales and marketing expenses)...      1,334,842           237,758        123,126                    1,695,726
Royalty and licensing income........................                                                      546,907         546,907
Total other operating expenses......................                                                                    3,590,704
Income (loss) from operations.......................                                                                   (1,348,071)
Interest income, net................................                                                                        9,463
Income (loss) before taxes on income................                                                                   (1,338,608)
Taxes on income (benefit)...........................                                                                     (471,600)
Net income (loss)...................................                                                                 $   (867,008)

                                                                                Nine Months Ended
                                                                                  June 30, 1998
                                                                                -----------------
                                                     Traffic Safety    Survey/Mapping       Other      Royalties       Total
                                                     --------------------------------------------------------------------------
Net sales........................................... $   5,096,359     $    2,598,944    $ 382,723                  $ 8,078,026
Cost of goods sold..................................     2,310,033          1,140,599      158,328                    3,608,960
Sales and marketing expenses........................     1,200,073          1,010,808      104,075                    2,314,956
Gross margin (after sales and marketing expenses)...       586,253            447,537      120,320                    2,154,110
Royalty and licensing income........................                                                     844,399        844,399
Total other operating expenses......................                                                                  1,943,422
Income from operations..............................                                                                  1,055,087
Interest income, net................................                                                                     99,421
Income before taxes on income.......................                                                                  1,154,508
Taxes on income.....................................                                                                    416,000
Net income..........................................                                                                $   738,508

d.      Recent Accounting Pronouncements

        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure ." SFAS No. 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. In fiscal 1998, the Company adopted SFAS No. 128 and No. 129, neither of which had a material impact on the Company's financial statements.

        The Financial Accounting Standards Board has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information on about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The implementation of SFAS No. 130 and 131 did not have a material effect on the Company's financial statements.

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

NOTE 1 - Summary of Significant Accounting Policies (Concluded)


      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hed ge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetti ng changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company's financial statements.


NOTE 2 - Subsequent Events

      In August, 1999 the Company acquired all right, title and interest to technology which can be used for mounting a laser in to a tank for liquid level measurement (the Technology). In connection with the acquisition, the Company formed a wholly owned Canadian corporate subsidiary, Light Solutions Research, Inc., for the purpose of carrying out engineering research and development servic es relevant to development and sale of products utilizing the Technology.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three and Nine Months Ended June 30, 1999 and June 30, 1998

        For the three and nine month fiscal periods ended June 30, 1999 and 1998, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                               Nine Months Ended                 Three Months Ended
                                                                   June 30,                           June 30,
                                                               -----------------                 ------------------
                                                                 1999     1998                      1999      1998
                                                               -------  --------                 --------  --------
Net sales                                                          100%      100%                     100%      100%
Cost of goods sold                                                  48        45                       46        44
                                                               -------  --------                 --------  --------
Gross profit                                                        52        55                       54        56
Royalty and licensing income                                         6        10                        5         9
                                                               -------  --------                 --------  --------
Total operating income                                              58        65                       59        65
Operating expenses                                                  73        52                       68        46
                                                               -------  --------                 --------  --------
Income from operations                                             (15)       13                       (9)       19
Interest income, net                                                 -         1                        -         -
                                                               -------  --------                 --------  --------
Income before taxes on income                                      (15)       14                       (9)       19
Tax benefit (expense)                                                5        (5)                       3        (7)
                                                               -------  --------                 --------  --------
Net income                                                         (10)%       9%                      (6)%      12%
                                                               =======  ========                 ========  ========

Revenues

         The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                                               Nine Months Ended                 Three Months Ended
                                                                   June 30,                           June 30,
                                                        -------------------------------    -------------------------------
                                                              1999          1998                 1999           1998
                                                        --------------  ---------------    --------------  ---------------
Traffic Safety Systems                                  $    5,422,126  $     5,096,359    $    2,290,547  $     2,089,094
Percentage of revenues                                          62%              63%                68%             64%

Survey and Mapping Systems                                   2,961,391        2,598,944           934,941        1,157,260
Percentage of revenues                                          34%              32%                28%             36%

Other                                                          337,227          382,723           153,818           13,908
Percentage of revenues                                           4%               5%                 4%              -%

     Total Revenues                                     $    8,720,744  $     8,078,026    $    3,379,306  $     3,260,262
                                                        ==============  ===============    ==============  ===============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (Continued)


         Total revenues for the third quarter ended June 30, 1999 ("1999") increased 4% to $3,379,306 from $3,260,262 realized in the second quarter ended June 30, 1998 ("1998"). Net sales for the first nine months of 1999 were $8,720,744 compared to $8,078,026 realized during the first nine months of 1998 representing an 8% increase in revenues from the previous year.

         Traffic Safety sales during the 1999 third quarter increased 10% to $2,290,547 from $2,089,094 realized in the prior year period and increased 6% during the first nine months of 1999 to $5,422,126 compared to $5,096,359 realized in the first nine months of 1998. Sales of the Company's Survey and Mapping products decreased approximately 19% to $934,941 as compared to $1,157,260 realized in the 1998 third quarter. On a year to year basis, the Company's Survey and Mapping sales have increased 14% to $2,961,391 for the first nine months of 1999 compared to $2,598,944 realized in the comparable 1998 period. Management believes the improved revenue effects of personnel changes in its North American sales force will be felt late in 1999 as the transition to new sales management and territory personnel is completed.

         International sales comprised 31% and 39% of net sales for the third quarter and first nine months of 1999 as compared to 36% and 43% for the corresponding 1998 periods. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

         Gross profit as a percentage of net sales was 54% and 52% for the third quarter and first nine months of 1999 compared to 56% and 55% for the third quarter and first nine months of 1998. The change in the Company's gross margin can be attributed primarily to two factors. There were two large second quarter bulk sales of first generation products (Criterion and Marksman) at lower gross margins. Management also increased the Company's inventory obsolescence reserve during the 1999 second quarter to accommodate slower moving first generation product components. Sales of next generation products at higher gross margins are expected to strengthen through the remainder of fiscal 1999.

         Royalty and licensing income from the Company's licensees was $181,040 in the third quarter of 1999 compared to $293,693 in 1998, representing approximately a 38% decrease. On a year to year basis, royalties fell 35% to $546,907 in 1999 from $844,399 realized in 1998. Management believes that the primary licensee of the Company's technology, Bushnell, experienced competitive pressure during early 1999 due to competitors exiting the market and depleting remaining inventories by discounting their sale prices which contributed to a decline in royalty income during the second and third quarters of fiscal 1999. Additionally, Bushnell has been transitioning to several new products. The positive impact of these new products on royalty income is expected to begin late in fiscal 1999. Management believes that royalty income related to the Company's licensing agreement with Bushnell, and its various other licensing agreements, will continue to beneficially impact the Company's operating results.

         Total operating expenses increased approximately 52% to $2,285,867 for the 1999 third quarter from $1,501,124 for the comparable 1998 period, and 50% to $6,389,186 for the first nine months of 1999 from $4,258,378 for the first nine months of 1998. As a percentage of net sales, total operating expenses increased to 68% for the third quarter of 1999 from 46% for the third quarter of 1998, and to 73% for the first nine months of 1999 from 52% for the first nine months of 1998. The increase in operating expenses primarily relates to accounting and legal fees, in the amount of $259,972 and $807,039 for the third quarter and nine months ended June 30, 1999, respectively (See Part II, Item 1), and additional personnel costs largely in engineering and research and development. The Company also incurred additional increases in health insurance costs and facility rent.

         In May 1999, an operational restructuring was completed reducing employee count by 8% and refocusing efforts in core market segments. As a part of this restructuring, the Company ceased marketing efforts of its Ship Docking Systems product as well as its Automated Traffic Systems products and services. The Company will continue to participate in these businesses through the sale of laser devices to other systems and services providers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS (Continued)

         Due to increased operating expenses and lower royalty income, the Company realized a loss from operations of $295,803 compared to income from operations of $608,409 realized in the second quarter of 1998 and a loss from operations of $1,348,071 for the first nine months of 1999 compared to income from operations of $1,055,087 realized in the 1998 period. After tax benefits on losses, the Company realized a net loss of $193,481 in the third quarter of 1999, or $.04 basic loss per share, compared to net income of $388,510 in 1998, or $.08 basic earnings per share and a net loss of $867,008 for the first nine months of 1999, or $.17 basic loss per share, as compared with net income of $738,508, or $.15 basic earnings per share, for the nine months ended 1998.


Liquidity and Capital Resources

         At June 30, 1999, the Company had working capital of $7,360,675. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

         For the nine month period ended June 30, 1999, cash provided by operating activities was $146,276. A net loss of $867,008 was financed by a decrease in accounts receivable of $954,700 related to increased collection efforts. Cash used in investing activities of $23,451 related mainly to investment maturities of $500,070 of which $474,565 was used for the purchase of property and equipment and $80,956 for patent related costs. Cash used in financing activities of $58,484 reduced long-term debt. For the nine month period ended June 30, 1999, cash and cash equivalents increased by $64,341.

         For the nine month period ended June 30, 1998, cash used in operating activities was $70,104. Net income of $738,508 financed an increase in inventories of $981,328, primarily related to new product introductions, and $46,442 was used to reduce accounts payable and accrued expenses. For the period, the Company realized net cash provided by investing activities of $477,905 related to investment maturities of $790,500 of which $312,595 was used for the purchase of property and equipment and patent related costs. For the nine month period ended June 30, 1998, cash and cash equivalents increased $354,998.

Year 2000 Compliance

         The Company has converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). Management believes that the majority of the Company's updated computer system is Year 2000 compliant for both information technology ("IT") and non-IT systems. The Company continues to evaluate Year 2000 compliance and does not anticipate any material expenditures related to the conversion process.

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

         Five additional securities class actions and one stockholder's derivative suit have been filed against the Company and certain of its former and present officers and directors. All cases were filed in the United States District Court for the District of Colorado and have been consolidated for pre-trial purposes. The Company believes that the actions parallel the one described above. The Company intends to vigorously defend against all of the actions.

         An order directing private investigation was issued by the Securities and Exchange Commission (the "Commission") on January 21, 1999 ("In the Matter of Laser Technology, Inc. / NY-D-2129). Certain individuals have given depositions in the matter and the Company has delivered to the Commission certain requested documents pursuant to a subpoena duces tecum. The Company has been advised by the Commission that the existence of the Commission's inquiry should not be construed as an indication by the Commission or its staff that any violations of law have occurred, or as a reflection on any person, entity or security. The Company believes that the investigation concerns matters related to the events which led to the resignation of the Special Committee and the Company's independent accountant and intends to cooperate completely in the matter. As of the date hereof, the Company is not able to speculate as to the outcome or possible effect of the investigation on the Company. To the best knowledge of the Company, no action has been taken to date by or on behalf of the Commission against the Company or any of its officers or directors.

                                   PART II.


Item 2. Changes in Securities

        This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

        This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        On May 13, 1999, pursuant to proper notice to stockholders, the Company held its annual meeting of stockholders at the Terrace Gardens Events Center at 13065 E. Briarwood Ave., Englewood, Colorado. At the meeting, the following directors were elected by the indicated vote to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified:

                Nominee                    For           Withheld
                -------                    ---           --------

                Blair Zykan             4,113,398         52,779
                Jeremy Dunne            4,101,218         64,959
                H. Deworth Williams     4,058,888        107,289
                Brian Abeel             4,115,317         50,860
                Edwin Phelps            4,112,417         53,760
                Stephen Bamburger       4,112,998         53,179

        In addition to the election of directors, stockholders also ratified the appointment of Jones, Jensen & Company as independent auditors for the Company's fiscal year ending September 30, 1999 by a vote of 4,116,047 for, 49,660 against, and 470 abstaining.

Item 5. Other Information

        Acquisition of Technology
        -------------------------

        In August, 1999 the Company acquired all right, title and interest to technology which can be used for mounting a laser into a tank for liquid level measurement (the Technology). In connection with the acquisition, the Company formed a wholly owned Canadian corporate subsidiary, Light Solutions Research, Inc., in Ontario, for the purpose of carrying out engineering research and development services relevant to development and sale of products utilizing the Technology.

        The Technology utilizes fiber optics and when coupled with the Company's rangefinding technology allows the Company to target new industrial market opportunities.

        Certain Canadian engineering and marketing personnel have joined the Company as a result of the transaction.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 South Tucson Way
                          Englewood,  Colorado  80112







Date: August 13, 1999                       By /s/ S.M. Parro
    -----------------                          --------------------------------
                                                         S.M. Parro
                                                  Chief Financial Officer






Date: August 13, 1999                       By /s/ Blair J. Zykan
    -----------------                         ---------------------------------
                                                        Blair J. Zykan
                                               President and Chief Executive