Form 10-K405
period 1999-09-30
LASER TECHNOLOGY INC
filed 1999-12-29
CIK 889899

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

                 For the fiscal year ended September 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of December 27, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $6,274,439.

  At December 27, 1999, 5,019,551 shares of common stock of the registrant were outstanding.

  Documents Incorporated by Reference: Part III, certain exhibits filed as part of registrant's S-1 registration statement.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LASER TECHNOLOGY, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                               PART I.

 Item 1.  Business..................................................      1
 Item 2.  Properties................................................     19
 Item 3.  Legal Proceedings.........................................     19
 Item 4.  Submission of Matters to a Vote of Security Holders.......     20

                               PART II.

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.......................................     20
 Item 6.  Selected Financial Data...................................     22
 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     23
 Item 7A. Qualitative and Quantitative Disclosure About Market
          Risks.....................................................     33
 Item 8.  Financial Statements and Supplementary Data...............     33
 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................     34

                              PART III.

 Item 10. Directors and Executive Officers of the Registrant........     34
 Item 11. Executive Compensation....................................     37
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management................................................     41
 Item 13. Certain Relationships and Related Transactions............     42

                               PART IV.

 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K..................................................     42
 SIGNATURES..........................................................    44

                                    PART I.

ITEM 1. BUSINESS

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

Introduction

  The Company and its wholly-owned subsidiaries; Laser Communications, Inc., Laser Technology, U.S.V.I., Light Solutions Research, Inc. and International Measurement and Control Company, is engaged in the business of developing, manufacturing and marketing laser-based measurement instruments using proprietary technology developed by the Company. The Company was originally organized in September 1950.

  Effective May 30, 1997, Laser Technology, Inc., (the "Company") effected a merger with a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware"), for the principal purpose of changing the corporate domicile of the Company from the State of Idaho to Delaware. Under the terms of the Merger, the Company's Idaho corporate entity ("Laser Technology-Idaho") merged with and into Laser Technology-Delaware, which became the surviving corporation, and Laser Technology-Idaho ceased to exist. The transaction was accounted for as a recapitalization similar to a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology-Delaware had no operations prior to the merger. Stockholders of Laser Technology-Idaho received the same number of shares of common stock of Laser Technology-Delaware as previously held in Laser Technology-Idaho and are entitled to the same stockholder rights and preferences as they held with the Idaho corporation.

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

Principal Products

 Revenues

  Historically, the Company's primary product lines have been its Marksman Laser Speed Detection Systems and Criterion Series of Survey Lasers. Since fiscal 1995, the Company has expanded these product lines through new product development including the introduction of second generation instrumentation. Because of enhancements to the Company's existing products, new product developments and expanding markets for the Company's technology, the Company currently organizes and markets its products in four categories: Traffic Safety products, Survey and Mapping products, Industrial Control products and Consumer Products.

  The following table provides a breakdown of the percentage of net sales of the Company's product lines. Revenues realized from sales of the Company's less significant revenue producing products are classified as "Consumer" for presentation purposes.

                                                                    Year Ended
                                                                  September 30,
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
     Traffic Safety..............................................  61%   61%   51%
     Survey and Mapping..........................................  35    34    43
     Industrial Controls.........................................   3     2     3
     Consumer....................................................   1     3     3

  The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of the Company's products for the periods presented:

                                                                    Year Ended
                                                                  September 30,
                                                                  ----------------
                                                                  1999  1998  1997
                                                                  ----  ----  ----
     Domestic....................................................  56%   61%   53%
     Foreign.....................................................  44    39    47

  See Note 8 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

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

  In fiscal 1997, the Company initiated production and marketing of the UltraLyte 100. Based on the same pulse laser measurement technology as the Marksman, the UltraLyte represents the Company's second generation technology and was re-engineered in fiscal 1997 to reduce the size, weight and manufacturing cost of the Company's Marksman. The UltraLyte also incorporates an internal power source. Concurrent with the development of the UltraLyte 100, the Company developed the UltraLyte 200, which expanded the capabilities of the UltraLyte 100 by incorporating a tilt sensor, enhancing the surveying capabilities of the UltraLyte for use in accident reconstruction and investigation. In fiscal 1998, the Company developed a longer-range version of the UltraLyte, expanding the UltraLyte product line to include the UltraLyte 100LR and the UltraLyte 200LR.

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

 Traffic Data Collection Modules

  In addition to measuring speed, the Marksman and UltraLyte also measure distance. This feature enables the Marksman and UltraLyte to be used for a variety of applications outside of speed enforcement. These ranging capabilities are used by law enforcement officials for accident investigation and reconstruction. In 1995, the Company introduced "QuickMap," a system which enhances the use of the Marksman and UltraLyte for this application. QuickMap is a software module integrated to a data collector which can be used in conjunction with the Company's hand-held laser devices to expedite the collection and processing of data at accident sites and crime scenes. The surveying capabilities of the Company's newly introduced UltraLyte 200, which includes an inclinometer, enhances the UltraLytes use for accident investigation applications. Currently over 400 agencies and private companies use QuickMap. During 1999, the Company introduced QuickMap 3D, a substantially enhanced software upgrade. The Company believes this upgrade addresses needs for an expanded accident investigation market and offers compelling capabilities including elevation mapping and automatic map creation to existing users.

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

 Impulse Accident Investigation Laser

  In fiscal 1996, the Company introduced a new generation of lasers for general distance measurement. The "Impulse" series, while marketed primarily to the survey and mapping industry, gained quick acceptance in the accident investigation segment of the law enforcement community. The Impulse is smaller in size and weight and lower in cost than the Company's Marksman and UltraLyte laser speed detection systems for this application. Like the UltraLyte 200 models, the Impulse also features an electronic tilt sensor that provides the operator with more accurate mapping measurements. Additionally, when linked with the QuickMap accident investigation collection module, the Impulse becomes a fully electronic mapping system.

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

 VMS 2000 Video Mapping System

  In 1999 the Company announced an exclusive agreement with Red Hen Systems to embed Red Hen's proprietary GPS video mapping technology into products the Company will market for in-vehicle law enforcement applications. When combined with the in-car video systems already used by many police departments around the country, video mapping adds an array of valuable information and utility for police use which was previously unavailable. Video mapping enables a department to independently and precisely verify where incidents occur, along with vehicle speeds and locations during pursuits, and such information can be married with computerized road maps of the area.

  Departments can create digital files of this information, along with images and video clips, to enhance the efficiency and effectiveness of videotape searching or referencing. Additionally the files are compatible with most web browsers and Geographic Information Systems software so that law enforcement agencies can share information via the Internet or use it to analyze enforcement productivity.

  Industry experts estimate that several thousand in-car video systems are sold each year to law enforcement agencies throughout the United States. In addition to providing a stand-alone video mapping package, the Company intends to work with existing video systems manufacturers to develop compatible add-on modules which can be retrofitted to existing in-vehicle video systems. If the Company is successful in establishing strategic relationships with video systems manufacturers, management believes the pace at which it can penetrate the market should accelerate. The Company believes that future opportunities may exist to combine video mapping with its own laser speed- and distance-measuring technology.

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

  The Company's second-generation Impulse product line, in most cases, has replaced the Criterion product line, as discussed below. The Company discontinued this product line in the latter part of fiscal 1999.

 Impulse Series of Hand-Held Survey Lasers

  During fiscal 1996, the Company developed a second-generation surveying instrument, the "Impulse." The Impulse is approximately one-third the size and weight of the Company's Criterion series of survey lasers and also has a lower price point. Other survey lasers on the market, including the Company's own Criterion series, weigh approximately six pounds. The Impulse, weighing approximately two pounds, can be carried on a belt clip and its ergonomic design allows full operation of the instrument with only one hand. Management believes that the smaller size and lower price point of the Impulse make the technology more accessible for an increased number of users and applications in the survey and mapping industry. The Impulse is also marketed as part of the Company's Traffic Safety product line for use in accident investigation applications.

  In fiscal 1997, the Company expanded the Impulse product line to include four new models. The "Impulse 100" is identical to the flagship Impulse model but without a tilt sensor. While unable to compute heights or inclination measurements, the Impulse 100 offers a more affordable alternative to customers who solely require distance measurement. The Impulse 100 and 200 LR models were engineered with the ability to measure longer distances than that of the Company's standard Impulse model to low reflective targets. In 1997, the Company also introduced the Impulse 100 XL for military applications. The Impulse 100 XL has the ability to measure distances in excess of 2,000 meters. In 1999, the Company introduced the Impulse 200 XL, which offers the same range capability as the 100 model but also includes a tilt sensor for elevation measurements.

 MapStar Modular Angle Encoding Module

  In the third quarter of fiscal 2000 the Company expects to introduce the MapStar Angle-Encoding Module ("MAM"). Like the Digital Compass Module ("DCM"), the MAM's modular configuration facilitates an easy interface to all Impulse and UltraLyte modular lasers. The MAM measures relative angles more precisely than the DCM and is not susceptible to magnetic interference. This enables the Company's products to better penetrate survey and mapping applications that require higher accuracy such as stock pile surveys and mine face profiling. The MAM also offers additional capabilities for crash investigation including crush analysis.

 MapStar Modular Laser System

  In fiscal 1998, the Company introduced the MapStar modular laser system. The MapStar system strategy allows a user to combine any of the Company's Impulse or UltraLyte products with other sensors, data collection software, and/or accessories. Because of the modular design of the MapStar system, such combinations are available by the user, as needed, to meet individual user needs.

 MapStar Digital Compass Module

  Also in fiscal 1998, the Company introduced the MapStar digital compass module ("DCM"). The modular configuration of the DCM facilitates an easy interface to any of the Company's different Impulse models. The DCM completes the last component (horizontal angle) required for the Impulse to become a complete mapping instrument. With the addition of the MapStar, the Impulse provides all of the capabilities of the Criterion at a lower price. As a result, the Criterion was replaced by the Company's Impulse line of survey lasers during fiscal 1999.

 MapStar Software Modules

  In fiscal 1998, the Company introduced the first of its MapStar software modules, the Transmission and Distribution "T & D" Utility Pac. The software package is comprised of a field module that runs on a handheld data collector, and a Windows office-processing module, which downloads and formats the collected data. The field module links directly to any of the Company's Impulse model lasers. Designed to assist transmission and distribution engineers with a variety of measurement and design tasks, the Company's T & D Utility Pac allows one operator to gather the amount of information it use to take two people, in half the time. Moreover, the reflectorless laser capability enables this data to be gathered more safely and in difficult environments.

  In addition to the T & D Utility Pac, the Company is currently developing a variety of other software packages to enhance the MapStar module system. During fiscal 1999, the Company released "en Campo," a survey and mapping module designed for use in a variety of applications to include stock pile volumes, preliminary site surveys, and natural resource mapping.

 Integrated Data Collection Solutions

  Many market applications require the Company's Survey and Mapping lasers to be integrated with other hardware and software to provide a complete turnkey system. To facilitate this integration, the Company began establishing relationships with manufacturers of complementary hardware and software in fiscal 1994. These relationships include the sharing of distribution channels and new product development. The Company believes that the need for mapping and field data collection is increasing as utility companies, foresters and government agencies seek more efficient ways to manage their assets. The Company plans to continue working with outside software and hardware firms to provide comprehensive solutions to customer needs.

Industrial Control Products

 Industrial Laser Distance Measurement Sensors

  In fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor. Pursuant to a sales contract with Telemotive Industrial Controls, Inc., ("Telemotive"), a world-leading manufacturer of radio controls for material handling cranes and industrial vehicles, the Company developed and manufactures laser sensors for use in collision avoidance and positioning systems that Telemotive markets under its brand name. This collision avoidance system allows continuously generated distance measurement information provided by the Company's laser sensors to be transmitted to a central processor which integrates the information with computer controls that slow or stop the crane or vehicle within pre-determined collision or danger zones.

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

 Liquid Level Measurement Sensor Product Development

  In 1999 the Company announced it purchased certain assets, technology and patent rights from Multiwave Sensors, a Canadian Company headquartered near Toronto, Ontario. Multiwave Sensors has designed a sensor which utilizes fiber optics and Laser Technology's laser rangefinding technology in a manner that should allow Laser Technology to target new industrial market opportunities. The Company intends to initially develop a fiber optic-coupled laser device which can measure the level of liquids and solids in storage tanks and processing facilities. In many such applications, the presence of explosive or volatile liquids has prohibited the introduction of electronic instrumentation into the measurement process.

  By utilizing Multiwave Sensors' technology, on which patents are pending, the Company can combine the accuracy and cost-effectiveness of laser instrumentation with the safety of fiber optic light pulse delivery. This eliminates the risk of any electrical spark, because the fiber optic link enables the location of the laser's electronics apart from the optical elements placed inside the tank. By combining the two technologies, the Company can develop instruments which will allow companies in many industries to more effectively control their processes via more frequent and accurate measurements of liquid flow within their production facilities.

  Certain engineering and marketing personnel from Multiwave Sensors have joined Laser Technology as a result of this transaction. The Company has opened a subsidiary in Canada which will complete the development of an industrial product line utilizing Multiwave Sensors' and LTI technology. After completing the acquisition, Multiwave was renamed to Light Solutions Research, Inc.

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

Consumer Products

 Bushnell Yardage Pro Laser Rangefinders

  In 1995, the Company, in conjunction with Bushnell Corporation ("Bushnell"), formerly the Sports Optics Division of Bausch and Lomb, completed development of a consumer related product, the "LyteSpeed," subsequently renamed the "Yardage Pro 400," which is being produced and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. During fiscal 1997, the Company completed development of the "Yardage Pro 800" providing increased ranging capabilities surpassing that of the Yardage Pro 400. In 1997 the Company worked with Bushnell to develop the Yardage Pro 600 which is a compact version of the Yardage Pro with maximum range of approximately 600 yards. In 1999 the Company worked with Bushnell to develop the Yardage Pro 500 and 1000 models. The 500 model provides increased range along with a more affordable retail price point. The Yardage Pro 1000 addresses the needs of the premium consumer with its increased range of up to 1000 yards. Along with the Yardage Pro 600, these new products represent the completion of a second generation line of laser rangefinders for sporting applications. Bushnell has since discontinued the Yardage Pro 400 and 800 models.

  The Company receives running royalties on cumulative net sales of this product, has received reimbursement of development costs for the initial development and design and retains the right to pursue consumer markets outside the sports technology area. Laser Technology markets the Yardage Pro product line to price conscious customers within its Survey and Mapping business units and to law enforcement customers for SWAT applications.

Seasonality

  Management believes that seasonal effects on sales of its Traffic Safety products are non-existent. Although the Company's Traffic Safety business is not of a seasonal nature, sales of its Traffic Safety products may continue to vary between financial periods based on the capital procurement processes and fiscal year budgeting cycles of state and municipal law enforcement agencies. Historically, the Company has realized a moderate decline in sales of its Survey and Mapping products in areas affected by colder weather during the winter months.

Manufacturing Operations

  The Company's manufacturing operations primarily consist of the assembly, calibration and testing of its products. Currently, most of the components used in the Company's products are manufactured by others to the Company's specifications. The Company is not dependent upon any single source of supply and has no long-term supply agreements. The Company maintains certain supply agreements on long lead time items to purchase inventory as dictated by product sales. Additionally, the Company believes that there are adequate alternative suppliers for its foreseeable needs. All of the Company's products carry a one year limited warranty against manufacturing defects. To date, there have been no material expenditures on warranty claims.

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

  In October 1998, the Company entered into a sublease arrangement on an adjacent building adding approximately 22,000 square feet which the Company began using primarily for expanded research and development and manufacturing activities during fiscal 1999. Management believes that the Company's manufacturing facilities are adequate to meet the Company's needs throughout the foreseeable future.

Product Research and Development

  Research and development costs related to the Company's instrumentation and proprietary technology are expensed as incurred and included in operating expenses. During fiscal 1999, the Company continued to direct its research and development activities on improving its current product lines as well as focusing on new product developments. Research and development costs totaled approximately $921,000, $757,000 and $664,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

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

  In 1995, the Company, in conjunction with Bushnell Corporation ("Bushnell"), formerly the Sports Optics Division of Bausch and Lomb, completed development of a consumer related product, the "LyteSpeed," subsequently renamed the "Yardage Pro 400," which is being produced and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. During fiscal 1997, the Company completed development of the "Yardage Pro 800" providing increased ranging capabilities surpassing that of the Yardage Pro 400. In 1997 the Company worked with Bushnell to develop the Yardage Pro 600 which is a compact version of the Yardage Pro with maximum range of approximately 600 yards. The Company receives running royalties on cumulative net sales of this product, has received development costs for the initial development and design and retains the right to pursue markets outside the sports technology area. The Company retains all ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro. During Fiscal 1997, royalty and licensing income earned related to this agreement was approximately $854,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's royalty and licensing income related to this agreement was approximately $805,000, $1,013,000 and $854,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  During fiscal 1998, the Company developed the "MapStar", digital compass module ("DCM") that comes in a modular configuration that interfaces to any of the eight Impulse models. With the addition of the DCM, the Impulse provides the ability to measure distance and vertical and horizontal angles. In fiscal 1998, the Company also developed two longer range UltraLyte models, the UltraLyte 100 XL and the UltraLyte 200 XL, as part of its Traffic Safety product line.

  In fiscal 1998, the Company introduced the first of its MapStar software modules, the T&D Utility Pac. The software package is comprised of a field module that runs on a handheld data collector, and a Windows office processing module that downloads and formats the collected data. The field module links directly to any of the Company's Impulse model lasers. Designed to assist the transmission and distribution engineers with a variety of measurement and design tasks, the T&D Utility Pac allows one operator to gather the amount of information it use to take two people, in half the time. Moreover, the reflectorless laser capability enables this data to be gathered more safely and in difficult environments.

  In addition to the T&D Utility Pac, the Company is currently developing a variety of other software packages to enhance the MapStar module system. During fiscal 1999, the Company released "en Campo," a survey and mapping module designed for use in a variety of applications, including stock pile volumes, preliminary site surveys, and natural resource mapping.

  During Fiscal 2000 the Company expects to complete the development of a liquid level measurement sensor for use in industrial control applications. Described more fully under the "Products" section, the level sensor incorporates fiber optic light pulse delivery allowing laser measurement in intrinsically safe environments. Also during fiscal 2000, the Company expects to complete the development of the MapStar Angle-Encoding Module ("MAM") for use in Survey and Mapping applications. The MapStar Angle-Encoding Module is described more fully in the "Products" section.

Marketing, Distribution and Customers

  The Company presently markets its products to three major classes of customers. For the fiscal year ended September 30, 1999, the Company's foreign shipments accounted for 44% of sales, of which the Company's Asian and European shipments comprised 69% collectively. North American states and local law enforcement agencies comprised approximately 34% of total sales. Additionally, sales to the Company's North American Survey and Mapping dealer network comprised 19%. The Company primarily markets its products using on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail. See Note 8 to the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

 Traffic Safety Products

  The Company primarily markets its Traffic Safety products domestically to law enforcement agencies of state and municipal governments. To date, the Company's sales force serving this market includes seven direct sales representatives, three inside sales support personnel and a national sales manager. Distribution of domestic Traffic Safety Products is accomplished primarily by direct representation. For fiscal 1999, the largest domestic customer of the Company's Traffic Safety Products is the state of Idaho. Other high volume states in 1999 included California, Massachusetts, Oregon, Washington, North Carolina, New Mexico, Colorado, Kentucky and Louisiana.

  Internationally, the Company markets its Traffic Safety product line through its foreign distributors for use by agencies of foreign governments including local law enforcement agencies and transportation ministries. The Company has established distribution channels for its Traffic Safety products in most industrialized countries. To date, the Company's foreign distributors in Austria, France, Germany, the United Kingdom, Canada, Korea, Italy and Malaysia account for the highest volume of hand-held laser speed detection systems and Laser DigiCam photo-laser systems purchased internationally. As of September 30, 1999, the Company has established distribution in over thirty-seven foreign countries.

  In 1995, the National Institute of Standards and Technology ("NIST") in conjunction with the National Highway Traffic Safety Administration ("NHTSA") completed a national minimum model performance specification related to police traffic laser speed measurement devices such as the Marksman. Once the standard was completed, the International Association of Chiefs of Police ("IACP") contracted with the University of California-Davis to establish a laboratory test site. In October 1995, when the testing facility was complete, the Company submitted the Marksman for compliance testing in order to be placed on the IACP Approved Products List. In April 1996, the Marksman was certified by the IACP to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP approved products list.

  Products listed on the IACP approved products list allow easier access to federal funds from the United States Department of Transportation to become more accessible for law enforcement agencies to purchase laser speed detection devices. In fiscal 1998 compliance testing of the Company's UltraLyte was completed and the UltraLyte was added to the IACP approved products list. Approval of the UltraLyte LR models was completed during the first half of fiscal 1999.

  Various foreign standards have also been established for laser speed enforcement equipment. The Marksman has been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France and Italy. The Marksman has also been tested and approved for use by the Royal Canadian Mounted Police ("RCMP") in Canada. In fiscal 1997, the Company's second generation UltraLyte was also approved by the RCMP. In fiscal 1998, the UltraLyte was approved in Germany and Austria. In fiscal 1999, the UltraLyte was approved in the United Kingdom and the Netherlands. The UltraLyte is also being tested in a number of other European countries. Similar to the domestic market, the UltraLyte is expected to achieve foreign acceptance based on previously set performance standards.

  In fiscal 1995, the Company completed development of the Laser DigiCam photo-laser system and delivered its first substantial order for this system to the Royal Malaysian Police. During fiscal 1996, the Royal Malaysian Police was a significant customer comprising approximately 19% of the Company's overall Traffic Safety revenues. In fiscal 1996, the Royal Malaysian Police negotiated a two-year, renewable contract for the purchase of the Company's Laser DigiCam systems. The Company's first order pursuant to this agreement was delivered in September 1996. During fiscal 1997, a second order was delivered pursuant to the Company's two-year contract with this agency comprising 11% of the Company's Traffic Safety revenues in 1997. No significant sales were made to this customer during fiscal 1998 or 1999.

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

  In fiscal 1999, the number of dealers in the Company's domestic distribution network supporting its Survey and Mapping product line was approximately ninety-five, and internationally was approximately fifty.

  Management believes that the introduction of the Impulse Series of Survey Lasers late in fiscal 1996 provided two immediate marketing benefits. First, the Impulse provides an entry-level, broad use product for the Company's already identified survey and mapping market segments, at a reduced size and weight, and lower price point. Secondly, these size, weight, and retail cost reductions allow the Company to access broad new general measurement markets that have not previously considered laser measurement a viable option. These markets include engineering construction, commercial material measurement and estimation, and landscape design. Sales of the Company's Survey and Mapping product line to other markets include the paper, mapping, mining, environmental, telecommunication, and utility industries. Domestically, the Company currently markets to such industries through its domestic dealer network which is managed by the Company's National Sales Manager and three direct sales managers. Criterion sales slowed considerably over the last few years as the Company's second generation Impulse gained wider market acceptance. The Company phased the Criterion out of production in fiscal 1999.

  To date, the Company's foreign distributors in Japan, Taiwan, Australia, Europe and Canada account for the highest volume of Survey and Mapping products purchased internationally. The Company currently markets its Survey and Mapping products overseas to similar industries through its foreign distribution channels. As of September 30, 1999, the Company has established distributors for its Survey and Mapping product line in approximately fifty foreign countries.

 Consumer Products

  Laser Technology currently participates in the consumer products market primarily through its relationship with Bushnell. The Yardage Pro is manufactured and marketed by Bushnell through sporting retail outlets. The Company receives royalty payments pursuant to a licensing agreement. The Company does market this product line within its own business segments as a low cost option for low accuracy (1 meter) range measurement.

 Industrial Control Products

  In fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor which the Company currently markets for industrial laser sensor applications. Pursuant to a contract with Telemotive Industrial Controls, Inc., ("Telemotive"), a world leading manufacturer of radio controls for material handling cranes and industrial vehicles, laser sensors developed and manufactured by the Company are integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments of the Company's laser sensors by Telemotive, Telemotive has received exclusive rights to sell the Company's industrial laser sensors within the material handling market. Due to Telemotive's successful introduction of its systems in fiscal 1997, Telemotive increased its minimum purchase commitment in 1998 and 1999. Industrial laser sensor sales are expected to continue to positively impact the Company's fiscal results.

  In 1995, SeaRiver Maritime, Inc., formerly Exxon Shipping Company, completed a favorable evaluation of the DAS100. The Company began more aggressively marketing its Ship Docking Aid Systems during the latter half of fiscal 1995 resulting in the award of a contract to furnish laser sensors for ship docking systems to Martin Marietta Corporation ("MMC"), a subsidiary of Lockheed Martin. Pursuant to the terms of the contract, delivery was made during the Company's first and second quarters of fiscal 1996 contributing 8% to the Company's overall fiscal 1996 revenues. While no longer active in the systems business, the Company currently markets handheld laser instruments for maritime docking applications and provides laser sensors to docking systems manufacturers.

  As part of its acquisition of Multiwave in 1999, certain marketing personnel have contracted with the Company to build the distribution network for the Company's liquid level sensor. The level sensing market is traditionally served through a network of manufacturers representatives and dealers. Management believes this approach will likely be used with the Company's product. Upon development of prototypes, these individuals will begin building a network of "beta sites" and recruiting representatives for national distribution. The Company will also consider alliances or distribution arrangements with established companies currently serving this industry with alternative technology. Because laser measurement offers performance advantages over other technologies in particular applications, management believes these companies may desire access to the Company's product.

 Internet Marketing Initiative

  In the fourth quarter of 1999 the Company announced a number of moves which are intended to expand the Company's abilities to interact with current and potential customers via the Internet. The Company entered into a relationship with Verio, Inc., the world's largest domain-based Web hosting company and a leading national provider of business Internet services. The company offers a broad range of services which allow small and medium-sized businesses to affordably and effectively develop e-commerce distribution and communications capabilities.

  The Company has maintained an Internet presence through its website since 1995. The relationship with Verio Inc. will allow Laser Technology to take full advantage of the rapidly-expanding e-commerce and marketing capabilities of the World Wide Web. By providing current and potential customers with 24-hour, seven-days-per-week access to technical support, product updates, and training tools over the Internet, the Company will seek to expand its role as a "value-added" provider of measuring solutions and technology in its identified markets.

  Management expects to develop Internet marketing tools that will allow Laser Technology to more effectively prospect for new customers and to work with its existing customers on a pro-active basis. Of equal importance, it is anticipated that this e-channel will provide the Company with the ability to more efficiently manage certain aspects of its customer relationships, allowing LTI to better serve customers at a lower cost. While, management does not expect that the Internet will replace its existing sales force or distribution networks, it does believe the Internet will enable the Company to off-load certain tasks from costly face-to-face channels, allowing marketing personnel to focus on such key activities as account relationships and the pursuit of new customers.

  Over time, management believes these e-commerce capabilities may allow it to introduce products and services which are compatible with the Company's markets, but which previously have not justified the involvement of a traditional sales force.

Backlog

  As of September 30, 1999, 1998 and 1997, the Company had a backlog in sales of approximately $330,000, $331,000 and $160,000, respectively, primarily attributable to sales of its Traffic Safety product line. 1999 backorders were scheduled for delivery during fiscal 2000. The Company intends to continually evaluate inventory and production demands to fill orders as received.

Competition

  The Company's hand-held Marksman and UltraLyte laser speed detection systems compete primarily with hand-held radar speed measurement devices. Although most of the Company's competitors in the radar industry sell their instrumentation at prices lower than those of the Marksman and UltraLyte, Management believes that the Marksman and UltraLyte compete primarily because of their greater effectiveness and versatility compared to radar speed measurement devices.

  Management believes that the introduction of the UltraLyte enables the Company to better penetrate the radar market due to its lower price point. The UltraLyte, designed in fiscal 1997, is half the size and weight of the Company's Marksman, has an internal power source, and, as an optional feature, an integrated inclinometer enhancing the UltraLyte's surveying functions.

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

  The Company is aware of five other companies that market laser speed measurement devices. Kustom Signal, Inc., a Kansas company, markets a device pursuant to a license from the developers, Laser Atlanta, Inc. and LaserCraft, Inc. Laser Atlanta, Inc. also began to market its own laser speed measurement device in 1999. Applied Concepts, a Texas based company, and Measurement Devices, Ltd., a United Kingdom company, are in the initial stages of introducing a laser speed measurement device. Additionally, Riegl, an Austrian company, and Jenoptik, a German company, also market laser speed measurement devices in Europe. Such competition has not, however, had a material impact on the Company's sales of its Traffic Safety products. See "Patent Licensing Agreements."

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

  Management is aware of camera systems similar in functionality to the Company's Laser DigiCam developed by Kustom Signals, Inc., by Oshung, a Korean company and by Poltech, an Australian company, that compete with the Company's Laser DigiCam. The Laser DigiCam photo laser system also competes in similar markets as photo-radar systems. Because the Laser DigiCam system has a much narrower beam than photo-radar systems on the market, the Company believes that the Laser DigiCam system provides better target identification and increased accuracy. Management intends to continue marketing the Laser DigiCam system at a sales price below that of high-end radar systems. Management believes that it can compete within this market based upon price and quality of information derived from the Laser DigiCam system as compared to presently available photo-radar systems. Because of Federal right to privacy laws, Management believes that primary sales opportunities for the Laser DigiCam will be in international markets.

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

  The Company's Industrial Sensors for marine docking applications compete primarily with sensors marketed by Riegl and Jenoptik. Management believes it can compete with these sensors based upon the Company's advanced technology and cost position as compared to other systems.

  The Company's consumer products marketed by Bushnell compete primarily with products developed by Asia optical, Inc., a Taiwan-based company and marketed by Nikon, a Japan-based company. Management believes it can compete in this market based on the Company's advanced technology and lower cost position.

Patents

  Certain processes by which the Company is able to produce its products are largely proprietary. The Company believes that patent protection of its technology and products that result from the Company's research and development efforts is important to the possible commercialization of the Company's technology. The Company continually attempts to protect its proprietary technology by obtaining patent application protection and relying on trade secret laws and non-disclosure and confidentiality agreements with its employees and persons that have access to its proprietary technology.

  Costs associated with patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $314,000, $160,000 and $185,000 for the fiscal years ended September 30, 1999, 1998 and 1997 respectively. $196,000 of the 1999 patent costs was related to the acquisition of the Multiwave technology.

  Additionally, the Company extends most of its domestic patent filings into foreign applications. During fiscal 1998, one foreign patent expiring in November 2015 was issued in Australia related to the Company's consumer product technology .

  To date, the Company has filed thirty-six patent applications related to its various product lines with the United States Patent and Trademark Office in order to protect its current technology. These applications include five applications which are continuations of previous applications. To date, twenty-two of these patents have been issued.

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

  During fiscal 1998, one patent was issued expiring in December 2014 which was a continuation on an existing patent related to the Company's consumer range-finder. Three patents were issued related to the design and proprietary technology developed for the Impulse. These patents expire in February 2014, July 2014 and August 2014. Two patents were issued related to the UltraLyte, one on a Jam Detector feature, which will expire in February 2014, and another incorporating tilt sensing capabilities within a laser speed measuring device and subsequently conducting 3D dimensional accident reconstruction which will expire in September 2014. One patent was issued related to increased range performance in fog for marine applications and will expire in July 2014.

  During fiscal 1999, one patent was issued expiring in January 2015 which is related to circuit design within the Company's consumer range-finder. One patent was issued expiring August 2016 related to the Compay's industrial laser range-finder currently used for in-plant collision avoidance applications. One patent was issued expiring August 2016 related to the design of the Company's Impulse product. Two patents were issued expiring in August 2016 related to the design and operation of the Company's MapStar modular laser system. The Company was also granted a patent expiring in March 2016 related to the Company's Laser Digicam system used for speed detection and image capture of moving vehicles.

  To date fourteen additional patent applications have been filed. Five are continuations of previously issued patents, of which two apply to the Company's Traffic Safety products, one applies to the Company's Traffic Safety and Survey and Mapping products, one applies to Industrial applications, and one to Marine applications. Nine applications filed pertain to new patents of which two relate to the Company's Survey and Mapping products, two relate to the Company's Traffic Safety products, one pertains to both Traffic Safety and Survey and Mapping, two apply to Industrial products, and two relate to general laser circuit design.

  The Company also has over fifty patents pending in foreign countries related to U.S. patents issued or applications filed.

Patent Licensing Agreements

  In 1995, the Company, in conjunction with Bushnell, formerly the Sports Optics Division of Bausch and Lomb, completed development of the Yardage Pro laser range finder, formerly the LyteSpeed, which is marketed and produced by Bushnell to certain sporting markets, primarily the hunting and golfing industries. The Company retains all ownership of patents and trade secrets of the technology underlying the development of these products and has been issued four patents related to this technology.

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

  In January 1998, the Company entered into a license agreement with Bushnell and Blount, Inc. ("Blount") whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro which enables Blount to market a competitive product into the consumer sports market. This product is manufactured by Asia Optical, a Taiwanese company. Together, the Company and Bushnell receive running royalties on the net sales of Blount products.

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

  In July of 1999, the Company entered into an exclusive agreement with Red Hen Systems, which granted the Company a license to embed Red Hen's proprietary GPS video mapping technology into products the Company will market for in-vehicle law enforcement applications. Red Hen Systems, Inc. is a privately-owned software firm which is headquartered in Ft. Collins, Colorado. The company's video mapping technology allows users to collect and view spatially referenced information via a mapping system that is combined with GPS-referenced video. Under the terms of the license the Company will purchase modular software and hardware components which it will resell as a part of the Company's product line.

  In September 1999, the Company agreed to license to Laser Atlanta Optics, Inc. (LA) a patent relating to the Company's hand-held laser speed detection system. Pursuant to the agreement, the Company granted LA the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration for the license agreement, the Company shall receive license fees as a percentage of sales of each licensed device sold by LA. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Royalty and Licensing Income."

Government Regulation

  The Company's laser products emit a laser light beam and are regulated by the FDA and subject to approval by certain foreign governments. FDA regulations impose eye safety requirements on the Company's products and governments of some foreign countries have similar regulations. The Marksman and UltraLyte comply with FDA Class 1 eyesafety regulations and have been rated Class 1 eyesafe by laboratories in Austria, and Germany.

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

  In 1995, the National Highway Traffic Safety Administration ("NHTSA") working in conjunction with the National Institute of Standards and Technology ("NIST"), completed a national standard for performance specifications for laser speed measurement devices and established a laboratory testing facility at the University of California-Davis for testing of laser speed measurement devices. In October 1995, the Company submitted a Marksman unit for testing. In April 1996, the Marksman was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List. This list is comprised of speed enforcement products which have passed the national standard. During fiscal 1998, the UltraLyte completed compliance testing and was added to the IACP Approved Products List. The UltraLyte LR completed testing during the first half of fiscal 1999 and was added to the IACP Approved Products List.

  Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 1999, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

  Management also recognizes that many foreign countries have centralized law enforcement and purchasing regulations requiring stringent performance and accuracy standards. Management primarily acknowledges that Western Europe purchasing authorities adhere to such performance and accuracy standards. The Company's laser speed detection products are subject to approval by certain foreign governments where regulatory controls exist for speed enforcement equipment. The Company has received approval for the Marksman from government agencies in Germany, the United Kingdom, Austria, Sweden, Switzerland, the Netherlands, France and Italy. The Marksman and UltraLyte have also been tested and approved by the Royal Canadian Mounted police in Canada. The UltraLyte has been approved in Germany, Austria, The United Kingdom and the Netherlands and is currently being tested in a number of other European countries.

  Historically, the Company's laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries. In June 1996, the Superior Court of New Jersey ruled in a specific case that insufficient test data had been presented to the court and ruled to not allow the instrument to be used in that court's jurisdiction. As a result, new testing was subsequently completed by the New Jersey State Police and the New Jersey Department of Transportation which was submitted to the court at a second hearing held in New Jersey in October 1997. In March 1998, the Superior Court of New Jersey ruled that state and municipal government agencies in the jurisdiction of the court will be allowed to use the Company's LTI 20-20 series of laser speed guns in their vehicular law enforcement efforts. In November 1999, the New Jersey State Court of Appeals upheld the decision of the Superior Court of New Jersey.

Employees

  Management considers the relations between the Company and its employees to be good. As of September 30, 1999, the Company employed eighty-four persons, consisting of eleven management personnel, twenty-six employees engaged in the sales and marketing activities of the Company, sixteen engineering personnel, twenty-five production related personnel and six administrative and office personnel. In addition to its full-time employees, the Company uses the services of one contractual marketing representative.

ITEM 2. PROPERTIES

  As of September 30, 1999, The Company's facilities located in Englewood, Colorado provided approximately 47,000 square feet under a lease agreement expiring in July, 2003. In total, the Company's facilities comprise 16,000 square feet of production space, 12,000 square feet allocated to research and development activities, 13,000 square feet is allocated to marketing and administrative activities and 6,000 square feet that has been subleased.

ITEM 3. LEGAL PROCEEDINGS

  On February 10, 1999 a securities class action complaint entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan H. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statements during this period.

  The Company believes the action is premised in part on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1998, and the resignation of the members of the Audit Committee of the Board of Directors on January 7, 1999. The resigning members of the Audit Committee comprised the Special Audit Committee (the "Special Committee"). They resigned from the Board of Directors as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998. Trading was resumed on March 22, 1999. For a full discussion see the disclosure set forth in Item 7 below.

  In its complaint, the plaintiff contends that the resignation of BDO and the three directors is due to the Company's alleged unreliable and misleading financial statements. Plaintiff's complaint further alleges violations of
Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder.

  Five additional securities class actions and one stockholder's derivative suit have been filed against the Company and certain of its former and present officers and directors. All cases were filed in the United States District Court for the District of Colorado and have been consolidated for pre-trial purposes. The Company believes that the additional actions parallel the one described above.

  On October 6, 1999, the Company announced that it had entered into an "agreement in principle" for the settlement of all the aforementioned actions. On December 10, 1999, a Stipulation of Settlement was executed by the parties and filed with the Court. Although the parties have agreed to a settlement, the Stipulation of Settlement is subject to Court approval. A preliminary fairness hearing before the Court will be requested.

  Pursuant to the terms of the proposed settlement, the plaintiffs and their attorneys will receive $850,000 in cash and 475,000 shares of the Company's common stock. The Company has also reached an agreement in principal with its insurance carrier whereby $740,000 of the cash portion of the settlement will be paid by the carrier. The remaining $110,000 in cash will be paid by the Company and certain individuals involved in the settlement. It is proposed that the shares to be issued in the settlement will become free from restriction and tradable at various times following final approval by the Court. Accordingly, one-third of the shares will be tradable at the time of the final judgment and distribution, one-third will be tradable sixty days thereafter, and the final one-third will be tradable 120 days after distribution. The 475,000 shares to be distributed are equal to approximately 9.5% of the total shares presently outstanding.

  As a condition of the settlement, the Company will be released from all future claims and actions by the plaintiffs and class members related to the pending actions. The costs of the settlement together with projected legal expenses involved in completing the settlement have been accrued in the Company's 1999 financial statements. Management believes that the terms of the settlement as proposed will not have a material adverse effect on the Company. Management estimates that if the proposed settlement is approved by the Court and all the parties, the final resolution will most likely occur during the third or fourth quarter of fiscal 2000.

  An order directing private investigation was issued by the Securities and Exchange Commission (the "Commission") on January 21, 1999 ("In the Matter of Laser Technology, Inc. / NY-D-2129). In response to the order, certain individuals gave depositions in the matter and the Company delivered to the Commission certain requested documents pursuant to a subpoena duces tecum. The Company believes that the investigation concerns matters related to the events which led to the resignation of the Special Committee and the Company's independent accountant.

  On September 14, 1999, the Commission notified the Company of its intent to recommend the filing of a civil injunctive case against the Company. The Commission stated that its proposed complaint would allege violations by the Company of certain provisions of the Securities Exchange Act of 1934. The Commission further alleged that the Company filed false financial statements and that certain officers falsified accounting records pertaining to the return and resale of certain units previously sold to LTI Australia.

  The Company has cooperated with the Commission in its investigation. The Company and the Commission have "agreed in principal" to a potential settlement of the Commission's action. Under terms of the proposed settlement, the Commission would issue a Cease and Desist Order against the Company. The Commission is also investigating the actions of certain officers and directors in connection with the alleged accounting irregularities. As of this date, the parties have entered into settlement negotiations with the Commission. Management believes that the proposed settlement is equitable for the Company and would not have a material adverse effect on the Company. The Company is continuing its discussions with the Commission and foresees a resolution to the action during the second quarter of fiscal 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 1999.

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

  The Company's common stock is listed on the American Stock Exchange ("LSR"). As of September 30, 1999, 5,019,551 common shares were outstanding and the Company had approximately 783 shareholders of record which figure does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of the common stock for each calendar quarterly period as reported on the American Stock Exchange.

Stock Prices

                                                                     High   Low
                                                                     ----- -----
1999
  First Quarter**................................................... $3.25 $1.25
  Second Quarter....................................................  2.18  1.31
  Third Quarter.....................................................  2.06  1.13
  Fourth Quarter***.................................................  1.62  1.18
1998
  First Quarter..................................................... $4.43 $2.87
  Second Quarter....................................................  4.06  3.12
  Third Quarter.....................................................  5.93  3.31
  Fourth Quarter*...................................................  3.87  2.87
1997
  First Quarter..................................................... $5.38 $3.62
  Second Quarter....................................................  4.00  3.25
  Third Quarter.....................................................  4.00  3.19
  Fourth Quarter....................................................  4.00  2.75

--------
* The 1998 fourth quarter reflects the high and low sale prices of the Company's common stock reported by the American Stock Exchange through December 23, 1998. On that date, trading in the Company's stock was suspended. Trading was resumed on March 22, 1999.
** The 1999 first quarter reflects the suspension of trading until March 22,
   1999 (see above).
*** The 1999 fourth quarter reflects the high and low sale prices through December 27, 1999.

Dividends

  The Company currently intends to retain earnings to finance its operations, therefore, the Company has not declared or paid cash dividends in the past, nor does the Company anticipate that it will distribute cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth below has been derived from the audited financial statements of the Company for the years ended 1999, 1998, 1997, 1996 and 1995. See "Review of Accounting Procedures."

                                                Years Ended
                         -----------------------------------------------------------
                            1999         1998        1997        1996        1995
                         -----------  ----------- ----------- ----------- ----------
Statement of Operations
 Data:
  Net sales............. $11,814,654  $11,801,293 $ 9,308,768 $ 9,504,119 $8,328,581
  Cost of goods sold....   5,845,387    5,554,037   4,093,285   4,330,193  3,864,653
  Gross profit..........   5,969,267    6,247,256   5,215,483   5,173,926  4,463,928
  Royalty and licensing
   income...............     932,796    1,242,732     868,931     401,121        --
  Total operating
   income...............   6,902,063    7,489,988   6,084,414   5,575,047  4,463,928
  Operating expenses....   8,211,854    6,205,024   5,342,067   4,058,908  3,484,267
  Settlement and
   Restructuring Costs..   2,071,257
  Income (loss) from
   operations...........  (3,381,048)   1,284,964     742,347   1,516,139    979,661
  Interest income, net..       9,009      115,535     163,955     235,771    157,524
  Income (loss) before
   taxes on income......  (3,372,039)   1,400,499     906,302   1,751,910  1,137,185
  Taxes on income.......    (985,934)     504,000     312,000     580,000    395,000
  Net income (loss).....  (2,386,105)     896,499     594,302   1,171,910    742,185
  Net income per common
   share:
  Basic earnings (loss)
   per common share.....        (.48)         .18         .12         .22        .15
  Weighted average
   shares outstanding...   4,994,622    4,985,902   4,998,351   5,209,981  5,078,358
  Diluted earnings per
   common share.........        (.48)         .15         .10         .15        .13
  Diluted average shares
   outstanding..........   4,994,622    5,981,235   5,918,934   7,875,898  5,603,233
                                               September 30,
                         -----------------------------------------------------------
                            1999         1998        1997        1996        1995
                         -----------  ----------- ----------- ----------- ----------
Balance Sheet Data:
  Working capital....... $ 5,753,229  $ 8,434,703 $ 7,803,965 $ 7,697,763 $7,725,138
  Total assets..........  11,211,708   12,515,957  11,144,626  10,650,583  8,847,282
  Short-term debt,
   including current
   maturities of long-
   term debt............      91,621       76,564         --          --       7,240
  Long-term debt less
   current Maturities...     114,400      159,549         --          --       2,223
  Total stockholders'
   equity...............   8,678,243   11,044,810  10,154,361   9,683,983  8,472,283

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

                                               Years Ended September 30,
                                           -----------------------------------
                                              1999        1998         1997
                                           ----------  -----------  ----------
     Net sales............................        100%         100%        100%
     Cost of goods sold...................         49           47          44
                                           ----------  -----------  ----------
     Gross profit.........................         51           53          56
     Royalty and licensing income.........          7           11           9
     Total operating income...............         58           64          65
     Operating expenses...................         69           53          57
     Settlement and Restructuring Costs...         17            0           0
     Income (loss) from operations........        (28)          11           8
     Interest income, net.................          0            1           2
     Taxes on income......................         (8)           4           3
                                           ----------  -----------  ----------
     Net income (loss)....................       (20%)           8%          7%
                                           ==========  ===========  ==========

  The following table provides a breakdown of the net sales and respective percentages of net sales of the Company's various product lines. Sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                               Years Ended September 30,
                                           -----------------------------------
                                              1999        1998         1997
                                           ----------  -----------  ----------
     Traffic Safety....................... $7,237,259  $ 7,148,563  $4,772,272
     Percentage of revenues...............         61%          61%         51%
     Survey and Mapping...................  4,069,023    3,990,523   4,006,730
     Percentage of revenues...............         35%          34%         43%
     Industrial Controls..................    353,915      271,160     261,876
     Percentage of revenues...............          3%           2%          3%
     Consumer.............................    154,551      391,047     251,759
     Percentage of revenues...............          1%           3%          3%
                                           ----------  -----------  ----------
     Total Revenues....................... 11,814,654  $11,801,293  $9,292,637
                                           ==========  ===========  ==========

 Fiscal Year Ended September 30, 1999 Compared to Fiscal Year Ended September 30, 1998

  Net sales for the fiscal year ended September 30, 1999 ("1999") were $11,814,654 compared to $11,801,293 realized during the fiscal year ended September 30, 1998 ("1998"), representing a 0.1% increase. In 1999, increased volume sales of the Company's Traffic Safety products and increases in the Survey and Mapping product sales were offset by decreases in the Consumer and miscellaneous sales.

  Sales of the Company's Traffic Safety products increased 1.2% from $7,148,563 in 1998 to $7,237,259 in 1999. Domestic Traffic Safety product sales increased 6.5% from $3,777,215 in 1998 to $4,023,828 in 1999 while
International Traffic Safety product sales decreased 4.7% from $3,371,348 in 1998 to $3,213,431 in 1999. Domestic Traffic Safety sales continued to benefit from second generation products such as the UltraLyte, and, internationally, sales were down slightly due to fluctuations in the purchasing cycles of government agencies.

  Sales of the Company's Survey and Mapping products increased 2.0% in 1999 to $4,069,023 from $3,990,523 in 1998. While domestic Survey and Mapping product sales decreased 15.8% to $2,288,239 in 1999 from $2,716,084 in 1998, international sales of the Company's Survey and Mapping products increased 39.7% from $1,274,439 in 1998 to $1,780,784 in 1999. Domestic Survey and
Mapping sales decreased as the Company transitioned to new sales management and sales personnel while international sales of the Company's Survey and Mapping products increased in 1999 due to the recovery from the previous economic downturn within the Asian market.

  International sales of the Company's products in 1999 were $5,146,480 compared to $4,645,787 realized in 1998. International sales comprised approximately 44% of the Company's total revenues in 1999 compared to 39% of the Company's total revenues in 1998. International sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

  Gross profit as a percentage of sales was 51% in 1999 compared to 53% for 1998. The decrease in gross profit margins in 1999 was primarily due to a write-off of obsolete inventory along with the impact of decreased inventory investment in Work in Process and Finished Goods on the amount of overhead absorbed by ending inventory. As the total amount of investment in Work in Process and Finished Goods decreased by over $700,000, the amount of related overhead that could be absorbed in ending inventory likewise decreased, increasing cost of sales during the period of the inventory decrease, resulting in a decrease in gross profit margins.

  Royalty income earned in 1999 from the Company's licensees primarily related to the Company's agreement with Bushnell on sales of the Yardage Pro series of laser range finders marketed by Bushnell. Royalty income decreased approximately 25% to $932,796 in 1999 from $1,242,732 in 1998. The decrease in royalty income during 1999 was due primarily to Bushnell transitioning to new product models and a competitor of Bushnell's selling an unsuccessful product into the market at significantly reduced prices as it exited the category, negatively impacting Bushnell's revenues. Royalty income began to recover during the fiscal fourth quarter and management believes that royalty income received from its current licensing arrangements will continue to positively impact the Company's results of operations. See "Royalty and Licensing Income."

  Total operating expenses increased approximately 32% to $ 8,211,854 in 1999 from $6,205,024 in 1998, exclusive of Settlement and Restructuring costs (see below). Increased operating expenses realized in 1999 as compared to 1998 can be attributed to both non-recurring charges to income, and ongoing operating costs. Non-recurring costs amounted to a total of approximately $1,100,000. Significant factors included increased audit fees associated with the re-audit of fiscal years 1993--1997, increased allowance for doubtful accounts, write-down of selling samples and equipment, write-down of obsolete plant, property and equipment, and pre-restructuring salary expenses. Increases to on-going operating costs can largely be attributed to increased research and development costs associated with new personnel, increased advertising costs, increases in the Company's medical and directors and officers insurance, increased depreciation expense, and increased rent associated with expanded facility leases. The Company anticipates that operating expenses will decrease in the upcoming year as the one-time costs are not repeated and management works to bring expenses better in line with revenues.

  Litigation related costs incurred in 1999 were related to the costs of legal defense and settlement of the class action lawsuits and Securities and Exchange Commission investigation conducted during the year. The litigation and SEC matters were substantially resolved during 1999 and those costs are not expected to be repeated in 2000. The Restructuring costs were related to the termination of employment of the former Chief Executive Officer and Chief Financial Officer of the Company. All of the aforementioned costs were accrued as fiscal 1999 expenses.

  Decreased royalty income and decreased gross profit margins combined with the increase in operating and litigation-related expenses in 1999 to result in a net loss for the year. Combined with income earned on investments of $9,009 and $115,535 in 1999 and 1998, respectively, the Company realized a loss before taxes of ($3,372,039) in 1999 compared to income before taxes of $1,400,499 for the comparable 1998 period. After taxes on income, the Company realized a net loss of ($2,386,105) or ($.48) basic earnings per share in 1999 compared to net income of $896,499, or $.18 basic earnings per share in 1998.

 Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

  Net sales for the fiscal year ended September 30, 1998 ("1998") were $11,801,293 compared to $9,308,768 realized during the fiscal year ended September 30, 1997 ("1997"), representing a 27% increase in sales over the previous year. Sales growth in 1998 was primarily attributable to increased volume sales of the Company's Traffic Safety products resulting from improved distribution and the introduction of second generation products.

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

  Sales of the Company's Survey and Mapping products declined slightly in 1998 to $3,990,523 from $4,006,730. Domestic Survey and Mapping product sales increased 20% to $2,716,084 in 1998 from $2,251,495 in 1997, International sales of the Company's Survey and Mapping products decreased 38% from $1,755,235 in 1997 to $1,274,439 in 1998. International sales of the Company's Survey and Mapping products declined in 1998 due to the economic downturn within the Asian market.

  International sales of the Company's products in 1998 were $4,645,787 compared to $4,399,638 realized in 1997. International sales comprised approximately 39% of the Company's total revenues in 1998 compared to 47% in 1997. During 1998, international Traffic Safety sales increased 41% to $3,371,348 from $2,397,161 realized in 1997. Management believes that sales of the Company's Traffic Safety products to Pacific Rim areas were not affected by the Asian economic crisis but that international sales of the Company's Survey and Mapping products were impacted adversely. International sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

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

  Competitive pressure impacted the Company's gross profit margins in 1998, as older generation products, primarily the Marksman, continued to be sold in high volumes internationally. Sales of the Company's first generation products at higher manufacturing costs continued as a result of the length of time required related to the approval processes for the Company's UltraLyte within certain foreign markets. During 1998, the UltraLyte was approved for use as a viable means of speed enforcement in Germany and Austria and is currently being tested in a number of other European countries and Korea.

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

Foreign Sales

  Foreign sales of the Company's products were 44%, 39% and 47% for the fiscal years ended September 30, 1999, 1998 and 1997, respectively. Management believes that foreign sales of the Company's products will continue to comprise a significant portion of its revenues. The Company requires that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make the Company's products less competitive in those markets.

Research and Development Costs

  Research and development costs related to the continual development of the Company's products are expensed as incurred and included in operating expenses. Research and development costs totaled approximately $921,000, $757,000 and $664,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Year to year increases in research and development expenditures are primarily attributable to increased personnel costs related to increased personnel requirements. Management anticipates continued increases in research and development costs as the Company continues to develop new products and enhance existing ones.

  Cost associated with the Company's patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $314,000, $160,000 and $185,000 for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

Income Taxes

  Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities and a net operating loss carryforward. As a result, at September 30, 1999, the Company has recorded a deferred tax asset totaling $348,000 and a refund receivable of $686,000. Based upon the Company's history of taxable income and its projections for future earnings, Management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset. See note 6 to the Company's consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's working capital needs have been satisfied primarily through the Company's public offering consummated in January 1993 (which provided $6,313,881 in net proceeds to the Company, after deduction of underwriting discounts and related offering expenses) and cash flow from operations. The Company's working capital at September 30, 1999 was $5,753,229 as compared to working capital of $8,434,703 at September 30, 1998, a decrease of $2,681,474. The reduction in working capital at September 30, 1999 is primarily related to the use of working capital for capitalized patent costs of $297,860 along with the net loss of $2,386,105, which included $2,071,257 in Restructuring and Litigation costs. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

  For the year ended September 30, 1999, cash provided by operating activities was $97,310. Reductions in accounts receivable of $826,484 and inventories of $1,010,228, increases to accruals (primarily related to the pending litigation settlement) of $1,092,410 offset the net loss for the year of $2,386,105. Cash used in investing activities of $298,728 resulted from increased cash from investment maturities of $499,347, which was primarily used for the purchase of property and equipment in the amount of $500,215, and $297,860 was used to protect the Company's proprietary technology. For the year ended September 30, 1999 cash and cash equivalents decreased $231,510.

  For the year ended September 30, 1998, cash provided by operating activities was $86,602. Net income of $896,499 and increased accounts payable of $244,769 was used to expand inventories of $1,059,060 to meet anticipated production demand. Cash used in investing activities of $280,024 resulted from increased cash from investment maturities of $454,757, which were primarily used for the purchase of property and equipment in the amount of $576,185, and $158,596 was used to protect the Company's proprietary technology. In August 1998 the Company financed a new car fleet arrangement which primarily allowed for cash provided by financing activities of $230,063. Also in 1998, the Company received $46,750 in proceeds from the exercise of stock options related to the Company's qualified Incentive Stock Option plan and reinvested $52,800 pursuant to the Company's Stock Repurchase Program. For the year ended September 30, 1998 cash and cash equivalents increased $36,641.

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

  Management believes that the Company's business centered around its Traffic Safety product line is not seasonal in nature. However, due to fiscal budgeting practices of foreign and domestic law enforcement agencies, sales of the Company's Traffic Safety products may vary between financial periods. Historically, the Company has realized a moderate decline in sales of its Survey and Mapping products in areas affected by colder weather in the winter months. Royalty income has historically fluctuated between financial periods in conjunction with seasonal cycles of Bushnell's sales into the golf and hunting segments.

  In order to reduce the impact of currency fluctuations, all of the Company's foreign sales are made in U.S. currency. The Company generally enforces the use of letters of credit and wire transfers in most of its credit arrangements with most foreign distributors to reduce the risk of uncollected accounts receivable. In 1999, in conjunction with a review of the accounts receivable balances, the Company increased its allowance for doubtful accounts to $251,000 to address some potential collectibility issues with some of the Company's foreign accounts that were not sold using letters of credit.

Year 2000

  During the year ended September 30, 1999, the Company converted its computer systems to be year 2000 compliant (e.g., to recognize the difference between '99 and '00 as one year instead of negative 99 years). Management believes that the majority of the Company's updated computer system is Year 2000 compliant for both information technology ("IT") and non-IT systems. The Company continues to evaluate Year 2000 compliance and does not anticipate any material expenditures related to the conversion process.

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

Review of Accounting Procedures

  On October 28, 1998, the Company's Board of Directors established a Special Audit Committee (the "Special Committee") comprised of then directors Richard
B. Sayford, F. James Lynch and William R. Carr. The Board directed the Special Committee to independently investigate the Company's accounting records and certain irregularities relating to the Company's accounting records. Following its investigation, the Special Committee was to report the results to the Board. In connection with its investigation, the Special Committee retained independent legal counsel, who in turn, retained an interim Chief Financial Officer who was to report directly to the Special Committee and instituted internal controls to ensure the integrity of the investigation and the Company's financial reporting process.

  On December 21, 1998, BDO Seidman, LLP ("BDO") resigned as the Company's independent accountant citing for its reasons (i) that the Company's internal controls could not be relied upon to develop financial statements; (ii) information had come to BDO's attention indicating that they could no longer rely on management's representations; and (iii) it concluded that the above events materially impacted the reliability of the financial statements for the fiscal years ending September 30, 1993, 1994, 1995, 1996 and 1997. Therefore, BDO was unwilling to be associated with the above mentioned financial statements and withdrew its opinions on those years. The Company filed with the Commission a report on Form 8-K, dated December 28, 1998, disclosing the resignation of BDO. The Form 8-K was amended on January 4, 1999 to include the letter from BDO addressed to the Commission stating whether it agreed with the statements made by the Company in the Form 8-K.

  On January 7, 1999, a Special Meeting of the Board of Directors (the "Special Meeting") was held for the purpose of receiving the report and recommendations from the Special Committee. The Special Committee made several proposals including, but not limited to, (i) asking that certain directors and executive officers, including the Chief Executive Officer and Chief Financial Officer, tender their resignations; (ii) that the Company's President pay to the Company all amounts, if any due from him to the Company; (iii) that the Company hire a new Chief Executive Officer and Chief Financial Officer from outside the Company and search for and retain a reputable accounting firm that is completely independent from the Company's officers and/or directors; and
(iv) that certain directors agree to place their shares of the Company's common stock into a voting trust or other arrangement whereby such shares may be voted in accordance with management's direction. The Special Committee further suggested that upon the implementation of the above recommendations, the composition of the Board of Directors be revised to provide for three inside and three independent directors. It was also recommended that in the event the Chief Executive Officer and Chief Financial Officer did resign, each be offered a consulting agreement with the Company.

  Following the presentation and proposals by the Special Committee, those directors not on the Special Committee made a counter-proposal. Without responding to the counter-proposal, the three members of the Special Committee informed the Board of their intent to resign from the Special Committee and from the Board of Directors. Each of the resigning directors submitted letters to the Company's Board dated January 11, 1999 confirming their resignations. Each cited as the reason for his resignation as the refusal of the other members of the Board to accept the proposals of the Special Committee.

  The Board of Directors first created the Special Committee to investigate certain situations that took place in fiscal years 1993 and 1994 relating to transactions between LTI Australia and the Company. LTI Australia, formerly known as Kurringa Pty. Ltd. ("LTIA"), has been a customer of the Company since 1992. LTIA and the Company are not affiliated through ownership or management. In December 1992, during fiscal year ended September 30, 1993, the Company sold one hundred (100) units of its hand-held Marksman to LTIA for $370,000 (the "December 1992 Sale"). The Company booked the transaction as a sale with a corresponding account receivable.

  At August 31, 1993, the balance due on LTIA's account was $310,452. On that date, the Company and LTIA entered into an Agreement that provided, among, other things, that LTIA would pay in full in ninety (90) days, the $310,452 then owing from the December 1992 Sale. The Agreement stated that the Company was granting LTIA an extension so LTIA could (i) complete necessary approvals for the Marksman in certain areas of Australia, (ii) expand marketing efforts in the South Pacific and Southeast Asia, and (iii) supply the Company with a photo laser system that the Company would distribute outside of Australia. The Agreement also stated that in return for the extension, LTIA would sell the photo laser system to the Company at a fifty percent (50%) discount off LTIA's anticipated wholesale price. The Agreement further provided that the Company would ship to LTIA an additional 100 Marksmans by the end of September 1993 to fulfill an order LTIA expected in October 1993 from its customer. The terms of the Agreement provided that LTIA was to make payment for the units within sixty (60) days after delivery to the end user. The Company shipped 100 Marksman units to LTIA on approximately September 30, 1993, for the total price of $370,000 (the "September 1993 Sale"). This transaction was booked by the Company as a sale with a corresponding account receivable.

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

  In approximately June 1994, LTIA began returning to the Company certain of the Marksman units for which it had not paid. Between June 1994 and March 1996, LTIA returned all 100 units from the September 1993 Sale and an additional thirty (30) units. The Company did not reduce LTIA's account receivable upon the return of the units. Rather, two corporate officers and directors, David Williams and Jeremy Dunne, transmitted personal funds to the Company which were then applied to reduce the LTIA account receivable. From September 26, 1994 to September 28, 1995, Mr. Williams and Mr. Dunne paid to the Company $184,298 and $131,250 respectively. To the best knowledge of the Company, Mr. Dunne believed that his payment of $131,250 was an advance to LTIA to support its development of the Australian market and to assist LTIA during a period when it was experiencing cash flow problems. Further, to the best knowledge of the Company, David Williams and

Pamela Sevy, the Company's Chief Financial Officer, were the only Company officers or directors who were aware that the aforementioned payments were used to reduce the LTIA account receivable.

  Mr. Williams and Mr. Dunne each personally borrowed the funds they transmitted to the Company that were applied to the LTIA account receivable. In some instances the interest and principal payments on Messrs. Williams' and Dunne's loans were paid by the Company. These payments were authorized by Mr. Williams and Ms. Sevy. In most instances the interest and principal payments paid by the Company were debited to the Company's officer receivable account of Mr. Williams or Mr. Dunne, respectively. In April 1997, the Company paid $98,676 to Norwest Bank of Arapahoe to repay a loan that Mr. Williams had taken out to pay on the LTIA account receivable. In making the payment to the bank, the Company also paid a $25,000 prior loan of Mr. Williams. The Company charged the entire $98,676, which included the $25,000, to Mr. Williams' personal account receivable at the Company. The interest paid by the Company totaled approximately $16,000. Interest payments made by the Company were not reported as income to Mr. Williams because it was believed that the Company was repaying monies owed to Mr. Williams. In September 1997, H. DeWorth Williams, the brother of David Williams and a director of the Company, made a personal loan to David Williams in the amount of $165,000. DeWorth William's check for $165,000 was made payable to the Company and the funds were used by David Williams to reduce his personal account receivable at the Company. None of these transactions were reported as a related party transaction in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

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

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. David Williams and Ms. Sevy applied the proceeds from the sale to reduce Mr. Williams' account receivable by $50,000 in consideration for monies he had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company were considered unrecoverable by him. Subsequently, the

Company reversed this transaction, debited Mr. Williams' account receivable for $50,000, and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable. It is further believed that the Company may owe additional monies to Mr. Williams. Mr. Williams has agreed to forgive any monies owed to him due to the resale of his units by the Company.

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

  The remaining directors also believed that the Company's President did not owe any monies to the Company as implied by the Special Committee. Further, the remaining directors believed that under the current circumstances, it is not necessary to have certain directors place their shares of the Company's stock into a voting trust.

  On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen and Company, Certified Pubic Accountants ("JJ&C"), as the Company's principal accountant. The Board believes JJ&C to be a reputable accounting firm and completely independent from the Company's officers and/or directors. Following its appointment, JJ&C completed the audit of the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. JJ&C also reviewed the financial controls of the Company and made recommendations to the Board of Directors and performed an audit as of September 30, 1995, 1994 & 1993.

  On February 19, 1999, the Board of Directors accepted the resignations of David Williams as President and Chief Executive Officer, and, Pamela Sevy as Chief Financial Officer. Mr. Williams and Ms. Sevy and the Board agreed that their resignations would be effective immediately upon the filing of the 1998 Form 10-K. Mr. Williams and Ms. Sevy subsequently resigned as employees of the Company on October 25, 1999.

  Also on February 19, 1999, the Board nominated Blair Zykan as the Company's new President and Chief Executive Officer. On February 23, 1999, the Board appointed Brian Abeel to fill one of the vacancies on the Board from the resignations of the previous directors. On March 11, 1999, Dan N. Grothe resigned as a director and the Company's Secretary. On March 11, 1999, Edwin
P. Phelps was nominated as a new Director. Mr. Phelps subsequently became the Chairman of the Board on October 8, 1999. On April 9, 1999 Stephen Bamberger was nominated as a new Director. On November 29, 1999, Brian Abeel was named as the Company's Chief Financial Officer.

  Management believes that there was not any negative impact upon the Company's overall reported financial results for its 1994, 1995, 1996, 1997 and 1998 fiscal years. Certain sales previously recorded in fiscal year 1993 should have been more properly recorded in fiscal years 1995, 1996 and 1997. However, combined sales and earnings for these fiscal years will not be affected and there was no material cumulative effect to the financial statements for these periods. Any adjustments made to prior year statements have had no effect on the Company's financial statements for fiscal years 1998 or 1999.

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

  The table reflects all identifiable units for which sales revenue may have been more fairly reported in a later period. The Company believes that all funds have been accounted for from the sale or resale of the units. The Company further believes that no individuals personally benefited from any of the transactions.

                                              Years Ended
                         ------------------------------------------------------
                            1997       1996       1995       1994       1993
                         ---------- ---------- ---------- ---------- ----------
Statement of Operations
 Data:
  Net sales as
   reported............. $9,292,637 $9,306,777 $8,225,776 $5,303,299 $4,813,227
  Adjustments to net
   sales................     16,131    197,342    102,805        --    (401,278)
  Adjusted net sales....  9,308,768  9,504,119  8,328,581  5,303,299  4,411,949
  Net income as reported
   (1)..................    585,430  1,063,372    704,132     59,106    965,246
  Adjusted net income...    594,302  1,171,910    817,218     59,106    744,543
  Earnings per share.... $      .12 $      .20 $      .14 $      .01 $      .20
  Adjusted earnings per
   share................ $      .12 $      .22 $      .16 $      .01 $      .16

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISKS

  This item is not applicable.

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

  On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen & Company, Certified Public Accountants ("JJ&C"), as the Company's principal accountant. Thereupon, JJ&C began auditing the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. JJ&C has also performed a review of the financial controls of the Company and made recommendations to the Board of Directors.

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

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  As of December 27, 1999, the executive officers and directors of the Company are as follows:

Edwin Phelps............  66 Chairman of the Board and Director
Blair Zykan.............  39 President and Chief Executive Officer
Brian P. Abeel..........  41 Executive Vice President, Chief Financial Officer, Secretary and Director
Jeremy G. Dunne.........  42 Vice President and Director
H. DeWorth Williams.....  64 Director
Stephen Bamberger.......  44 Director

  On October 28, 1998, the Company's Board of Directors established a Special Audit Committee (the "Special Committee") comprised of then directors Richard
B. Sayford, F. James Lynch and William R. Carr. The Board directed the Special Committee to independently investigate the Company's accounting records and certain irregularities relating to the Company's accounting records. Following its investigation, the Special Committee was to report the results to the Board. In connection with its investigation, the Special Committee retained independent legal counsel, who in turn, retained an interim Chief Financial Officer who was to report directly to the Special Committee and instituted internal controls to ensure the integrity of the investigation and the Company's financial reporting process.

  On December 21, 1998, BDO Seidman, LLP ("BDO") resigned as the Company's independent accountant (see Item 9 above). On January 7, 1999, a Special Meeting of the Board of Directors (the "Special Meeting") was held for the purpose of receiving the report and recommendations from the Special Committee (see Item 7 above "Review of Accounting Procedures").

  Following the presentation and proposals by the Special Committee, those directors not on the Special Committee made a counter-proposal. Without responding to the counter-proposal, the three members of the Special Committee informed the Board of their intent to resign from the Special Committee and from the Board of Directors. Each of the resigning directors submitted letters to the Company's Board dated January 11, 1999 confirming their resignations. Each cited as the reason for his resignation as the refusal of the other members of the Board to accept the proposals of the Special Committee.

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

  Based upon the report from the Special Committee, the current Board of Directors believes that there was not any negative impact upon the Company's overall reported financial results for its 1994, 1995, 1996, 1997 and 1998 fiscal years. Certain sales previously recorded in fiscal year 1993 should have been more properly recorded in fiscal years 1995, 1996 and 1997. However, combined sales and earnings for these fiscal years will not be affected and there will be no material cumulative effect to the financial statements for these periods. Any adjustments made to prior year statements have had no effect on the Company's financial statements for fiscal year 1998.

  On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen & Company, Certified Public Accountants ("JJ&C"), as the Company's principal accountant. Thereupon, JJ&C began auditing the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. JJ&C has also performed a review of the financial controls of the Company and made recommendations to the Board of Directors.

  On February 19, 1999, the Board of Directors accepted the resignations of David Williams as President and Chief Executive Officer, and Pamela Sevy as Chief Financial Officer, to be effective upon the filing of the 1998 Form 10-
K. The Board also nominated Blair Zykan as the Company's new President and Chief Executive Officer effective February 23, 1999.

  On February 23, 1999, the Board of Directors appointed Brian Abeel to fill one of the vacancies on the Board from the resignations of the previous directors. On November 29, 1999 Mr. Abeel joined the Company as

Executive Vice President and Chief Financial Officer while remaining on the Board of Directors. Mr. Abeel was also named Secretary of the Corporation in November 1999.

  On March 11, 1999, the Board of Directors appointed Edwin Phelps to fill one of the vacancies on the Board from the resignations of the previous directors. He was appointed Chairman of the Board on October 8, 1999. On April 9, 1999 the Board of Directors appointed Stephen Bamberger to fill one of the vacancies on the Board from the resignations of the previous directors. The Board is continuing its search to find a qualified director to fill the remaining Outside Director vacancy.

  The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. In June 1994, the Company adopted a Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's common stock to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the plan. The exercise price in each case is the fair market value of the Company's Common Stock at the date of grant, based on the closing sale price of the Common Stock on the American Stock Exchange on such date. Pursuant to the Director Plan, as of September 30, 1999, options to purchase 30,000 shares were granted and are outstanding to each of three non-employee directors at exercise prices ranging from $1.56 to $3.25 per share. In addition, the Company reimburses each Director's out of pocket expenses incurred in connection with their duties as directors.

  Each officer of the Company serves at the discretion of the Board of Directors. There are two committees of the Company's Board of Directors. As of September 30, 1999, the Audit Committee consisted of Mr. Abeel and Mr. Phelps and the Compensation Committee consisted of Mr. H. DeWorth Williams and Mr. Phelps. Since Mr. Abeel joined the Company in November 1999 he has been replaced on the Audit Committee by Mr. Bamberger.

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

  Brian Abeel. Mr. Abeel joined the Company November 29, 1999 as Executive Vice President and Chief Financial Officer. He has served on the Board of Directors of the Company since February 23, 1999. Immediately prior to joining the Company he was Co-President of Spectra Lux Corporation, a leading manufacturer of edge-lighted displays for commercial and military aircraft applications. He currently serves on the boards of Spectra Lux Corporation, Aviosupport, Inc., a spares aftermarket distributor to the world's airlines, and is a founding shareholder and board member of Avio Corporation, a holding company for both organizations. From 1988 to 1989, Mr. Abeel served as Vice President, Finance of AmeriFresh, a division of Food Services of America. Mr. Abeel holds a B.A. degree in business administration from the University of Washington and in 1984 passed his CPA exam.

  Edwin P. Phelps. Mr. Phelps is the Chief Executive Officer and owner of Phelps Engineered Plastics (previously Norfield Corporation), an engineered materials manufacturer of plastic sheeting for a variety of packaging and construction applications. Prior to acquiring Norfield Corporation, Mr. Phelps was the CEO of Lunn Industries. From 1984 to 1987 he served as President and Chief Operating Officer of Crane. Inc. Mr. Phelps began his career with General Electric Corporation, where he served as General Manager of numerous GE divisions during a 25-year career. He holds a B.S. in Mechanical Engineering from the University of Detroit, and a M.S.M.E. from Union College.

  Stephen Bamberger. Mr. Bamberger was most recently the Vice President of Business Development for Bushnell Sports Optics, the world's largest supplier of optical products, including binoculars, laser rangefinders, rifle scopes, and telescopes. The LTI/Bushnell Strategic Partnership has resulted in the Yardage Pro line of consumer laser rangefinders. Prior to his tenure at Bushnell, he held executive positions at Bausch & Lomb, Abbott Laboratories, and Rubbermaid. Mr. Bamberger holds a Bachelor of Arts degree in Mathematics from the College of Wooster, Wooster, Ohio, and a Masters of Science degree in Computer Science from Syracuse University.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

  On April 8, 1999, the Company entered into an employment agreement with its newly appointed President, Blair Zykan. Under the terms of the agreement, Mr. Zykan agrees to serve as President and C.E.O. for a period of three years for a base annual salary of $97,000 and certain other fringe benefits. The base salary will be reviewed annually by the Board of Directors. In addition, Mr. Zykan is entitled to an annual cash bonus pursuant to a formula based on corporate performance and comparable on a percentage basis to bonuses given to similarly situated executives at companies similar in size to the Company. The agreement also provides for the grant of stock purchase options to purchase 75,000 shares of the Company's common stock at $3.25 per share, exercisable for a period of ten years. In addition, Mr. Zykan was granted a deferred share award of 25,000 shares of the Company stock, vesting one third upon grant and one third on the anniversary date of the agreement in each of the next two years. Further, the agreement provides that in the event of a change of control of the Company and certain other specific triggering events, the Company will pay Mr. Zykan a lump sum payment of 2.99 times his base salary at the time of the change of control.

  The Company has also entered into an employment agreement dated November 1, 1999 with its Executive Vice President and Chief Financial Officer, Brian Abeel. Mr. Abeel's agreement is for a period of three years for a base annual salary of $95,000 and certain other fringe benefits. The base salary will be reviewed annually by the Board of Directors. Mr. Abeel is also entitled to an annual cash bonus pursuant to a formula based on corporate performance and comparable on a percentage basis to bonuses given to similarly situated executives at companies similar in size to the Company. The agreement also provides for the grant of stock purchase options to purchase 45,000 shares of the Company's common stock at $1.375 per share, exercisable for a period of ten years. In addition, Mr. Abeel retains his options granted as a Director to purchase 30,000 shares of the Company's stock at $3.25 per share, exercisable for a period of ten years. In addition, Mr. Abeel was granted a deferred share award of 25,000 shares of the Company stock, vesting one third upon grant and one third on the anniversary date of the agreement in each of the next two years. Further, the agreement provides that in the event of a change of control of the Company and certain other specific triggering events, the Company will pay Mr. Abeel a lump sum payment of 2.99 times his base salary at the time of the change of control.

  On April 12, 1999 the Company hired Suanne Parro as Chief Financial Officer. On December 7, 1999, Ms. Parro tendered her resignation in conjunction with the hiring of Brian Abeel as Executive Vice President and Chief Financial Officer.

Cash Compensation

  The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended September 30, 199, 1998 and 1997, with respect to the Company's Chief Executive Officer and former Chief Executive Officer. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                          Summary Compensation Table

   Name and
   Principal                             Other Annual Restricted   All Other
   Position         Year  Salary   Bonus Compensation Stock Award Compensation
   ---------        ---- --------  ----- ------------ ----------- ------------
   Blair Zykan,     1999 $ 87,018  $--     $15,844       8,333**      $--
    President,
     C.E.O.         1998         *  --         --          --          --
                    1997         *  --         --          --          --

   David Williams,  1999 $100,608   --         --          --          --
    Former
     President,
     C.E.O.         1998   92,500   --         --          --          --
                    1997   90,525   --         --          --          --

  The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to David Williams or Blair Zykan. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported.
--------
* Mr. Zykan was not an officer of the Company during 1998 or 1997 and did not earn over $100,000 during those years. In 1999 he was paid commissions of $15,844 prior to being named President and C.E.O.
** During 1999 Mr. Zykan entered into an employment agreement that provided for a Deferred Share Award of 25,000 shares of stock in the Company, vesting one third at the date of grant and one third each year thereafter until fully vested.

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                               Option/SAR Values

                            Number of Securities            Value of
                           Underlying Unexercised          Unexercised
                               Options/SARs at            In-the-Money
                               Fiscal Year End           Fiscal Year End
   Name and Principal
   Position               Exercisable/Unexercisable Exercisable/Unexercisable
   ------------------     ------------------------- -------------------------
   David Williams,               68,250/none                 $0/none
    Former President,
     C.E.O.(1)

   Blair Zykan,                 126,000/none                 $0/none
    President, C.E.O.(2)

--------
(1) On June 3, 1994, the Company granted options to purchase 68,250 shares of the Company's common stock to David Williams, President and CEO, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vest annually in three equal installments over a three-year period. As of September 30, 1999, all options were fully vested.
(2) On June 3, 1994, the Company granted options to purchase 51,000 shares of the Company's common stock to Blair Zykan pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 1999, all options were fully vested. On February 23, 1999, the Company granted Mr. Zykan options to purchase 75,000 shares of the Company's common stock, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vest fully six months after issuance. As of September 30, 1999, all options were fully vested.

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

  As of September 30, 1999, the total number of shares of Common Stock subject to all awards under the Employee Plan could not exceed 738,548.

  As of September 30, 1999, options to purchase 713,250 shares of the Company's common stock were outstanding, at exercise prices ranging from $1.75 to $5.25 per share of which 567,332 options were exercisable at September 30, 1999. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

 Non-Employee Director Stock Option Plan

  In 1994, the Company also adopted a stock option program for non-employee directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's Common Stock at the effective date of the plan to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the Director Plan. The maximum number of shares that may be subject to options issued under the Director Plan is 120,000. The exercise price in each case is the fair market value of the Common Stock on the date of grant, determined in the same manner as under the Employee Plan. As of September 30, 1999, pursuant to the Director Plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.56 to $4.25 per share. Options granted under the Director Plan vest one-third each year for three years and expire ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director of the Company (subject to certain exceptions contained in the Director Plan). At September 30, 1999, 120,000 options were outstanding and 30,000 were exercisable pursuant to the Director Plan.

  The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth information, to the best knowledge of the Company, as of December 27, 1999 with respect to each person known by the Company to beneficially own more than 5% of the Company's outstanding Common Stock, each director and all directors and officers as a group.

                                                         Number of
                                                           Shares    Percentage
                                                        Beneficially Ownership
Name                                                       Owned        (1)
----                                                    ------------ ----------
Jeremy G. Dunne (2)....................................    417,000       7.7%
2686 E. Otero Place
Littleton, Colorado 80122

Blair Zykan (3)........................................    142,143       2.8%
8750 East Otero Circle
Englewood, Colorado 80112

H. DeWorth Williams (4)................................    594,357      10.6%
P.O. Box 2148
Park City, Utah 84060

David Williams (5).....................................    388,686       7.2%
1501 W. Dry Creek Road
Littleton, Colorado 80210

Brian Abeel (6)........................................     18,333        .4%
4800 Cherry Creek South Drive #C200
Denver, CO 80246

Edwin Phelps...........................................          0         0%
36 Kenosia Ave
Danbury, CT 06810

Stephen Bamberger......................................          0         0%
8371 Maplewood Drive
Lenexa, KS 66215

Plaza Resources Company (7)............................    356,250       6.6%
GEICO Plaza
Washington, DC 20076

Directors and officers as a group (7 persons) (8)......  1,171,833      18.9%

--------
(1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 27, 1999 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 68,250 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.
(3) Includes 126,000 shares, which may be acquired by Mr. Zykan pursuant to the exercise of stock options exercisable within sixty days.
(4) Includes 30,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(5) Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(6) Includes 10,000 shares, which may be acquired by Mr. Abeel pursuant to the exercise of stock options exercisable within sixty days.
(7) Includes 356,250 shares issuable upon exercise of the PRC Warrants. PRC is a wholly owned subsidiary of Geico Corporation. See Note 5 to the Company's Consolidated Financial Statements.
(8) Includes 234,250 shares, which may be acquired by the Company's officers or directors within sixty days pursuant to the exercise of stock options at various prices.

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

  Effective October 25, 1999 the Company terminated the employment of David Williams and Pamela Sevy, who both resigned as President and Chief Executive Officer and Chief Financial Officer, respectively, on February 19, 1999. The separation agreements provide for payment to Mr. Williams of $23,687 of accrued vacation plus $98,764 of severance pay, payable $24,691 in November 1999 and the remainder over twelve monthly installments of $6,173 per month beginning November 23, 1999, and for payment to Ms. Sevy of $16,845 of accrued vacation plus $68,527 of severance pay, payable $17,132 in November 1999 and the remainder over twelve monthly installments of $4,283 per month beginning November 23, 1999. In addition, both Mr. Williams and Ms. Sevy will receive indemnification of legal fees and costs incurred in connection with the litigation and SEC proceedings up to a maximum of $25,000 each, and the Stock Option Certificates each hold will be amended to permit the exercise of his or her Stock Options through the end of the current option term, which is June 2, 2004. The Company is presently negotiating an Independent Manufacturer's Representative agreement with Mr. Williams which would pay him a commission on sales to certain of the Company's customers. The agreement and commission structure will be based on industry standards.

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

   Schedule I Valuation and Qualifying Accounts...........................  F-22

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

 Exhibit No                            Exhibit Name
 ----------                            ------------
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

  10.6 (1)  Non-Competition and Secrecy Agreement dated July 15, 1990 between
            Registrant and Jeremy Dunne, Vice President of Registrant

  10.8 (1)  Employment Agreement between Registrant and Jeremy Dunne

  10.9 (1)  Non-Disclosure/Confidentiality Agreement between Registrant and
            Certain Other Key Employees

  10.14(2)  Amendment to Lease to Include New Facility

  10.15(3)  Employee Stock Option Plan

  10.16(3)  Non-Employee Director Plan

  10.17     Employment Agreement between Registrant and Blair Zykan

  10.18     Employment Agreement between Registrant and Brian Abeel

  16.0 (4)  Letter from BDO Seidman, LLP

  17.1 (5)  Resignation of Director Letter--Richard D. Sayford

  17.2 (5)  Resignation of Director Letter--F. James Lynch

  17.3 (5)  Resignation of Director Letter--William R. Carr

  21.1      Subsidiaries

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

(b) Reports on Form 8-K:

  No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Laser Technology, Inc.

                                                    /s/ Blair Zykan
December 28, 1999                         By __________________________________
                                                        Blair Zykan
                                               President and Chief Executive
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

       /s/ Jeremy G. Dunne             Vice President and          December 28, 1999
______________________________________  Director
           Jeremy G. Dunne

        /s/ Brian P. Abeel             Executive Vice President,   December 28, 1999
______________________________________  Chief Financial Officer,
            Brian P. Abeel              Secretary and Director

     /s/ H. Deworth Williams           Director                    December 28, 1999
______________________________________
         H. DeWorth Williams

         /s/ Edwin Phelps              Director                    December 28, 1999
______________________________________
             Edwin Phelps

      /s/ Stephen Bamberger            Director                    December 28, 1999
______________________________________
          Stephen Bamberger

                             LASER TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report................................................ F-2

Consolidated Balance Sheets................................................. F-3

Consolidated Statements of Operations....................................... F-4

Consolidated Statements of Stockholders' Equity............................. F-5

Consolidated Statements of Cash Flows....................................... F-6

Notes to the Consolidated Financial Statements.............................. F-7

                         Independent Auditors' Report

To the Shareholders and Board of Directors
Laser Technology, Inc. and Subsidiaries
Englewood, Colorado

  We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and Subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Technology, Inc. and Subsidiaries at September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years ended September 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the schedule attached presents fairly, in all material respects, the information set forth therein.

Jones, Jensen & Company
Salt Lake City, Utah

December 8, 1999

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
                       ASSETS
Current Assets
  Cash and cash equivalents.......................... $   757,076  $   988,586
  Investments (Note 2)...............................      10,460      509,807
  Trade accounts receivable (Note 8), less allowance
   of $250,000 and $10,000 for doubtful accounts.....   2,826,460    3,652,944
  Income tax refund receivable.......................     686,000          --
  Royalties receivable...............................     396,290      424,525
  Inventories (Note 3)...............................   2,847,735    3,857,963
  Deferred income tax benefit (Note 6)...............     348,000       87,000
  Income tax prepayment..............................     166,919          --
  Prepaids and other current assets..................     133,354      225,476
                                                      -----------  -----------
    Total Current Assets.............................   8,172,294    9,746,301
                                                      -----------  -----------
Property and equipment, (net) (note 4)...............   1,504,449    1,517,416
                                                      -----------  -----------
Other assets
  Long-term investments (Note 2).....................     689,801      676,294
  Other assets.......................................     845,164      575,946
                                                      -----------  -----------
    Total Other Assets...............................   1,534,965    1,252,240
                                                      -----------  -----------
    Total assets..................................... $11,211,708  $12,515,957
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable................................... $   578,015  $   752,417
  Accrued expenses...................................   1,749,429      482,617
  Notes payable--current (Note 10)...................      91,621       76,564
                                                      -----------  -----------
    Total Current Liabilities........................   2,419,065    1,311,598
                                                      -----------  -----------
Long-term debt
  Notes payable (Note 10)............................     114,400      159,549
                                                      -----------  -----------
    Total Long-Term Debt.............................     114,400      159,549
                                                      -----------  -----------
    Total Liabilities................................   2,533,465    1,471,147
                                                      -----------  -----------
Commitments and Contingencies (note 7)
Stockholders' equity (Note 5)
  Preferred stock; par value $0.01; 2,000,000 shares
   authorized; -0- and -0- shares issued and
   outstanding, respectively.........................         --           --
  Common stock; par value $0.01; 25,000,000 shares
   authorized, 5,244,201 and 5,219,201 shares issued
   and outstanding, respectively.....................      52,442       52,192
  Additional paid-in capital.........................   9,708,245    9,669,420
  Stock subscription receivable......................     (19,537)         --
  Treasury stock at cost, 224,650 and 224,650 shares,
   respectively......................................    (194,259)    (194,259)
  Retained earnings..................................    (868,648)   1,517,457
                                                      -----------  -----------
    Total Stockholders' Equity.......................   8,678,243   11,044,810
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $11,211,708  $12,515,957
                                                      ===========  ===========

                           The accompanying notes are
          an integral part of these consolidated financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  For the Years Ended
                                                     September 30,
                                           -----------------------------------
                                              1999         1998        1997
                                           -----------  ----------- ----------
Sales, net (Note 8)....................... $11,814,654  $11,801,293 $9,308,768
Cost of goods sold........................   5,845,387    5,554,037  4,093,285
                                           -----------  ----------- ----------
Gross profit..............................   5,969,267    6,247,256  5,215,483
                                           -----------  ----------- ----------
  Other revenues
  Royalty and licensing revenues..........     932,796    1,242,732    868,931
                                           -----------  ----------- ----------
    Total other revenues..................     932,796    1,242,732    868,931
                                           -----------  ----------- ----------
Total operating income....................   6,902,063    7,489,988  6,084,414
Operating expenses
Restructuring and litigation cost.........   2,071,257          --         --
General and administrative................   8,211,854    6,205,024  5,342,067
                                           -----------  ----------- ----------
    Total operating expenses..............  10,283,111    6,205,024  5,342,067
                                           -----------  ----------- ----------
Income (loss) from operations.............  (3,381,048)   1,284,964    742,347
Interest income, net......................       9,009      115,535    163,955
                                           -----------  ----------- ----------
Income (loss) before income taxes.........  (3,372,039)   1,400,499    906,302
Income tax expense (benefit) (Note 6).....    (985,934)     504,000    312,000
                                           -----------  ----------- ----------
Net income (loss)......................... $(2,386,105) $   896,499 $  594,302
                                           ===========  =========== ==========
Basic income (loss) per share............. $     (0.48) $      0.18 $     0.12
                                           ===========  =========== ==========
Diluted income (loss) per share........... $     (0.48) $      0.15 $     0.10
                                           ===========  =========== ==========
Basic weighted average number of shares
 outstanding..............................   4,994,622    4,985,902  4,998,351
                                           ===========  =========== ==========
Diluted weighted average shares...........   4,994,622    5,981,235  5,918,934
                                           ===========  =========== ==========


   The accompanying notes are an integral part of these financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock    Additional
                         -----------------  Paid-In    Treasury   Subscription  Retained
                          Shares   Amount   Capital      Stock     Receivable   Earnings       Total
                         --------- ------- ----------  ---------  ------------ -----------  -----------
Balance, September 30,
 1996................... 5,088,201 $50,882 $9,623,980  $ (17,535)   $    --    $    26,656  $ 9,683,983
 Concurrent exercise of
  stock options and
  purchase of treasury
  stock.................   120,000   1,200     (1,200)  (120,000)        --            --      (120,000)
 Purchase of treasury
  stock.................       --      --         --      (3,924)        --            --        (3,924)
 Net income for the year
  ended September 30,
  1997..................       --      --         --         --          --        594,302      594,302
                         --------- ------- ----------  ---------    --------   -----------  -----------
Balance, September 30,
 1997................... 5,208,201  52,082  9,622,780   (141,459)        --        620,958   10,154,361
 Exercise of stock
  options...............    11,000     110     46,640        --          --            --        46,750
 Purchase of treasury
  stock.................       --      --         --     (52,800)        --            --       (52,800)
 Net income for the year
  ended September 30,
  1998..................       --      --         --         --          --        896,499      896,499
                         --------- ------- ----------  ---------    --------   -----------  -----------
Balance, September 30,
 1998................... 5,219,201  52,192  9,669,420   (194,259)        --      1,517,457   11,044,810
 Shares issued for
  deferred award........    25,000     250     38,825        --      (19,537)          --        19,538
 Net income for the year
  ended September 30,
  1999..................       --      --         --         --          --     (2,386,105)  (2,386,105)
                         --------- ------- ----------  ---------    --------   -----------  -----------
Balance, September 30,
 1999................... 5,244,201 $52,442 $9,708,245  $(194,259)   $(19,537)  $  (868,648) $ 8,678,243
                         ========= ======= ==========  =========    ========   ===========  ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended September 30,
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss).......................  $(2,386,105) $  896,499  $  594,302
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
  Depreciation and amortization...........      541,824     374,388     288,447
  Bad debt expense........................      256,278         --          --
  Stock issued for deferred services......       19,538         --          --
  Deferred income taxes...................     (261,000)     (6,000)    (29,000)
  Changes in operating assets and
   liabilities:
    Trade accounts and other receivables..     (115,794)   (318,465)   (570,154)
    Royalties receivable..................       28,235      (8,877)   (228,455)
    Inventories...........................    1,010,228  (1,059,060)   (221,268)
    Other assets..........................      (88,304)    (36,652)     52,762
    Accounts payable and accrued
     expenses.............................    1,092,410     244,769      19,661
                                            -----------  ----------  ----------
Net cash provided by (used in) operating
 activities...............................       97,310      86,602     (93,705)
                                            -----------  ----------  ----------
Cash flows from investing activities:
  Purchases of property and equipment.....     (500,215)   (576,185)   (453,851)
  Purchases of investments................          --     (800,525) (1,297,465)
  Proceeds from sale of investments.......      499,347   1,255,282     867,880
  Patent costs paid.......................     (297,860)   (158,596)   (185,357)
                                            -----------  ----------  ----------
Net cash (used in) investing activities...     (298,728)   (280,024) (1,068,793)
                                            -----------  ----------  ----------
Cash flows from financing activities:
  Repayment of related party payable......          --          --       (8,872)
  Proceeds from note payable..............       68,361     248,497         --
  Payments on long-term debt..............      (98,453)    (12,384)        --
  Proceeds from exercise of stock
   options................................          --       46,750         --
  Purchase of treasury stock..............          --      (52,800)   (123,924)
                                            -----------  ----------  ----------
Net cash provided by (used in) financing
 activities...............................      (30,092)    230,063    (132,796)
                                            -----------  ----------  ----------
Net increase (decrease) in cash and cash
 equivalents..............................     (231,510)     36,641  (1,295,294)
Cash and cash equivalents at beginning of
 year.....................................      988,586     951,945   2,247,239
                                            -----------  ----------  ----------
Cash and cash equivalents at end of year..  $   757,076  $  988,586  $  951,945
                                            ===========  ==========  ==========

Supplemental Disclosures of Cash Flows

                                               1999         1998        1997
                                            -----------  ----------  ----------
Cash paid for:
  Interest................................  $    19,800  $    3,065  $    1,130
  Income taxes............................      120,000     465,000     317,000

   The accompanying notes are an integral part of these financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1999 and 1998

NOTE 1--Organization and Description of Business

  The consolidated financial statements presented are those of Laser Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Laser Communications, Inc., Laser Technology, U.S.V.I., Light Solutions Research, Inc. and International Measurement and Control Company. All significant intercompany transactions have been eliminated. Laser Technology, Inc. is engaged in the business of developing, manufacturing, and marketing laser based measurement instruments.

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

 c. Concentrations of Risk

  The Company maintains a checking account at a financial institution located in Colorado. The account is insured by the Federal Deposit Insurance Corporation up to $100,000. The amounts held for the Company occasionally exceed that amount.

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

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998


  At September 30, 1999 and 1998, investments consisted of the following:

                                                              1999      1998
                                                            -------- ----------
   Current--
     U.S. Government obligations........................... $ 10,460 $  509,807
                                                            -------- ----------
   Non-Current
     Municipal bonds.......................................  570,128    566,724
     U.S. Government obligations...........................  119,673    109,570
                                                            -------- ----------
       Total Non-Current...................................  689,801    676,294
                                                            -------- ----------
       Total Investments................................... $700,261 $1,186,101
                                                            ======== ==========

 f. Inventories

  Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company has accrued an allowance for obsolete inventory of approximately $60,000.

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

 i. Research and Development Cost

  Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totaled $920,600, $757,000 and $664,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

 j. Taxes on Income

  Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

 k. Basic Income (Loss) Per Share

  SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income
(loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted loss per share for September 30, 1999 is not materially different from basic loss per share because the diluted shares would be antidilutive.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998


 l. Stock Options

  The Company applies Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

  SFAS Statement No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model.

 m. Revenue Recognition

  Revenue is recognized upon shipment of goods to the customer. The Company's general sales terms allow for a 1% discount in 10 days/net 30 days. International sales primarily require immediate payment or a letter of credit, other than to customers deemed creditworthy (see Note 8). Royalties and licensing fees are recognized when earned in accordance with the specific terms of each agreement.

 n. Advertising

  Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 1999, 1998 and 1997 was approximately $352,000, $419,000 and $381,000, respectively.

 o. Statement of Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. At September 30, 1999 and 1998, cash and cash equivalents included money market and mutual fund accounts of approximately $245,000 and $475,000, respectively.

 p. New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 137 amended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

 q. Reclassifications

  Certain reclassifications have been made to the 1998 financial statements to conform to the current year's presentation.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998

NOTE 3--Inventories

  Inventories consisted of the following:

                                                              September 30,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Finished goods........................................ $  771,298 $1,175,229
   Work-in-process.......................................    977,517  1,315,925
   Raw materials and supplies............................  1,098,920  1,366,809
                                                          ---------- ----------
     Total............................................... $2,847,735 $3,857,963
                                                          ========== ==========

NOTE 4--Property and Equipment

  Property and equipment consisted of the following:

                                                           September 30,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
   Shop equipment.................................... $   775,963  $   861,614
   Office equipment..................................     496,179      742,132
   Leasehold improvements............................     684,159      456,272
   Automobiles.......................................     313,415      460,308
   Furniture/fixtures................................     446,340      288,093
                                                      -----------  -----------
                                                        2,716,056    2,808,419
   Less accumulated depreciation and amortization....  (1,211,607)  (1,291,003)
                                                      -----------  -----------
     Total........................................... $ 1,504,449  $ 1,517,416
                                                      ===========  ===========

  Depreciation expense was $513,182 and $350,668 for the years ended September 30, 1999 and 1998.

NOTE 5-- Stockholders' Equity

 Capital Stock

  At September 30, 1999, the Company had 1,214,798 shares reserved or available for issuance as follows:

   Common Shares:
     Equity Incentive Plan............................................   738,548
     Non-Employee Director Stock Option Plan..........................   120,000
   Warrants:
     PRC warrants.....................................................   356,250
                                                                       ---------
       Total.......................................................... 1,214,798
                                                                       =========

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

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998

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

  (c) In April 1998, the Company acquired 14,800 shares into the treasury at $3.56 per share.

 Public Offering

  During January 1993, the Company completed a public offering consisting of the sale of 1,552,000 units at an offering price of $5.00 per unit. Each unit consisted of one share of the Company's common stock and one redeemable warrant. Each redeemable warrant entitles the holder to purchase one share of common stock upon the payment of $6.00. On August 6, 1997, the Company announced that it would not extend the expiration date of its outstanding redeemable warrants, which expired on January 11, 1998. The redeemable warrants were subject to redemption. The securities comprising the units were currently separate and transferable.

  As part of the public offering, the Company sold to the underwriter nonredeemable warrants to purchase 138,000 units. Each nonredeemable warrant allowed for purchase of one share of common stock and one redeemable warrant, upon the payment of $8.25, subject to adjustment, until January 11, 1998. The redeemable warrants exercisable under these underwriter's warrants were exercisable at $9.90 per share and were identical to the redeemable warrants issued with the units under the public offering.

  Additionally, in connection with the offering, the Company sold to an unrelated partnership, 100,000 redeemable warrants at a price of $0.10 per warrant.

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

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998


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

  Under the Employee Plan, 738,548 shares of the Company's common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 1999, options to purchase 713,000 shares of the Company's common stock were outstanding, at exercise prices ranging from $1.75 to $5.25 per share of which 567,000 options were exercisable at September 30, 1999.

 Non-Employee Director Stock Option Plan

  In 1994, the Company adopted a Non-Employee Director Stock Option Plan (the "Director Plan") for the purpose of providing non-employee directors with added incentives to continue in the service of the Company and a more direct interest in the future operations of the Company.

  Under the terms of the Director Plan, non-employee directors on the effective date of the Director Plan and each non-employee director elected thereafter shall receive options to purchase 30,000 shares of common stock. Stock options are granted at a price no less than 100% of the fair market value on the date the option is granted.

  Under the Director Plan 120,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 1999, options to purchase 120,000 shares of the Company's common stock were outstanding at exercise prices ranging from $1.56 to $4.94 per share of which 100,000 options were exercisable.

 Unqualified Stock Options

  In April 1992, the Company granted options to purchase an aggregate of 120,000 shares of its common stock to three employees for services rendered. In April 1997, such shares were issued under a cashless exercise of these options.

  FASB Statement 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), requires the Company to provide pro forma information regarding net income and net income per share as if compensation costs for the Company's stock option plans and other stock awards had been determined in accordance with the

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998

fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent for all years; expected volatility of 84 percent for all years; risk-free interest rates of 6.0 percent and expected lives of 10 years.

  Under the accounting provisions of SFAS No. 123, the Company's net income would have been decreased by the pro forma amounts indicated below:

                                                              1999        1998
                                                           -----------  --------
   Net loss:
     As reported.......................................... $(2,386,105) $896,499
     Pro forma............................................  (2,723,956)  895,849
   Net income per share:
     As reported.......................................... $     (0.48) $   0.18
     Pro forma............................................       (0.55)     0.18

  During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

  A summary of the status of the Company's stock option plans as of September 30, 1999 and 1998 and changes during the years ending on those dates is presented below:

                                                 1999               1998
                                           ------------------ -----------------
                                                     Weighted          Weighted
                                                     Average           Average
                                                     Exercise          Exercise
                                            Shares    Price   Shares    Price
                                           --------  -------- -------  --------
   Outstanding, beginning of year........   630,000   $4.18   650,750   $4.22
     Granted.............................   350,000    2.39    22,000    3.08
     Canceled............................  (146,750)   4.34   (31,750)   4.33
     Exercised...........................       --      --    (11,000)   4.25
                                           --------   -----   -------   -----
   Outstanding, end of year..............   833,250   $3.45   630,000   $4.18
                                           --------   -----   -------   -----
   Exercisable, end of year..............   597,332   $3.90   576,083   $4.22
                                           --------   -----   -------   -----
   Weighted average fair value of options
    and warrants granted during the
    year.................................             $2.09             $1.82
                                                      =====             =====

                                      Outstanding                Exercisable
                            -------------------------------- --------------------
                                         Weighted
                                          Average   Weighted             Weighted
                              Number     Remaining  Average    Number    Average
   Range of                 Outstanding Contractual Exercise Exercisable Exercise
   Exercise Prices          at 9/30/99     Life      Price   at 9/30/99   Price
   ---------------          ----------- ----------- -------- ----------- --------
   $1.56-3.31..............   361,000      9.66      $2.41     134,666    $2.67
    3.50-3.89..............    30,250      2.88       3.81      21,250     3.77
    4.00-4.25..............   425,500      4.68       4.25     424,916     4.25
    4.36-4.39..............     5,500      6.75       4.38       5,500     4.38
    5.00-5.25..............    11,000      6.64       5.15      11,000     5.17
                              -------      ----      -----     -------    -----
   $1.56-5.25..............   833,250      6.81      $3.45     597,332    $4.05
                              =======      ====      =====     =======    =====

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998


NOTE 6--Taxes on Income

  For the years ended September 30, 1999, 1998 and 1997 the provision for federal and state income taxes consisted of the following:

                                                    1999       1998      1997
                                                  ---------  --------  --------
   Current:
     Federal..................................... $     --   $450,000  $323,000
     State.......................................     3,000    60,000    18,000
   Deferred:
     Federal.....................................  (988,934)   (6,000)  (27,000)
     State.......................................       --        --     (2,000)
                                                  ---------  --------  --------
                                                  $(985,934) $504,000  $312,000
                                                  =========  ========  ========

  A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                   1999       1998     1997
                                                 ---------  -------- --------
   Net operating losses......................... $(988,934) $    --  $    --
   Income taxes computed at the federal
    statutory rate..............................       --    444,000  305,000
   State income taxes, net of federal benefit...     3,000    60,000   12,000
   Other, net...................................       --        --    (5,000)
                                                 ---------  -------- --------
   Taxes on income.............................. $(985,934) $504,000 $312,000
                                                 =========  ======== ========

  The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

                                                                September 30,
                                                               ----------------
                                                                 1999    1998
                                                               -------- -------
   Future deductions:
     Net operating losses..................................... $328,450 $   --
     Inventories (Uniform Capitalization Rules)...............   17,550  85,000
     Other, net...............................................    2,000   2,000
                                                               -------- -------
                                                               $348,000 $87,000
                                                               ======== =======

  The Company believes that it is more likely than not that it will realize the deferred tax asset. Therefore, no valuation allowance has been provided.

NOTE 7--Commitments and Contingencies

 Legal Proceedings

  In 1999, a class action lawsuit was filed against the Company alleging a misrepresentation of the Company's financial results, thereby artificially inflating the price of the Company's stock. The exposure to liability is approximately $1,474,000. The Company has denied the allegations and the case is in pre-trial stages. The Company has sought a resolution to these lawsuits by agreeing in principle to settle pending approval by the shareholders. The Company feels that there is a high probability that the settlement will be approved. Therefore,

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998

the Company has accrued an estimated litigation settlement of $708,675 (1,474,000 less amount covered by insurance). Associated with this allegation, the Company incurred additional legal and consulting fees of $1,362,582.

  In addition, the Company is involved in an investigating proceeding by the Securities and Exchange Commission (SEC) regarding an inquiry into the Company's accounting treatment of certain transactions in the mid 1990's. It is the opinion of the Company's legal counsel at this time that any action by the SEC will not have any significant effect upon the Company's financial position or results of operations.

 Retirement Plan

  Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the "Plan"). Eligible employees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee's contribution and may make discretionary profit sharing contributions. For the year ended September 30, 1999, no contributions were made by the Company to the Plan.

 Facility Leases

  The Company has various operating lease agreements for office and manufacturing facilities that expire through May 31, 2003. Rent expense under operating lease agreements was $349,000, $181,000 and $145,000 for the years ended September 30, 1999, 1998 and 1997.

  As of September 30, 1999, future minimum lease payments under operating lease agreements are as follows:

   2000.............................................................. $  309,000
   2001..............................................................    362,000
   2002..............................................................    372,000
   2003..............................................................    167,000
   2004..............................................................        --
   Thereafter........................................................        --
                                                                      ----------
                                                                      $1,210,000
                                                                      ==========

NOTE 8--Customers, Export Sales and Concentrations of Risk

  The Company operates primarily in one industry segment which includes the manufacturing and marketing of laser speed and distance measurement instruments.

  Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable.

  The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with qualified financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. Cash concentration risks at September 30, 1999 and 1998 were $-0- and $328,187, respectively.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998


  The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 1999:

                                                                        1999
                                                                     ----------
   Foreign distributors (a)......................................... $1,738,112
   State and local municipalities (b)...............................    613,488
   U.S. government agencies (c).....................................     44,770
   Other receivables................................................    680,090
                                                                     ----------
                                                                      3,076,460
   Less allowance for doubtful accounts.............................   (250,000)
                                                                     ----------
     Total.......................................................... $2,826,460
                                                                     ==========

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

  For the year ended September 30, 1997 one customer accounted for 11% of sales. For the year ended September 30, 1999 and 1998, no single customer accounted for more than 10% of sales.

  A summary of the Company's sales by geographic area is as follows:

                                                 1999        1998        1997
                                              ----------- ----------- ----------
   Foreign sales:
     Asia.................................... $ 1,623,560 $11,118,000 $2,364,000
     Europe..................................   1,926,670   1,537,000    641,000
     Canada..................................     616,648     748,000    795,000
     Australia...............................     585,878     984,000    378,000
     Other...................................     393,724     568,263    221,638
                                              ----------- ----------- ----------
   Total foreign sales.......................   5,146,480   4,955,263  4,399,638
   Domestic sales............................   6,668,174   6,846,030  4,909,130
                                              ----------- ----------- ----------
                                              $11,814,654 $11,801,293 $9,308,768
                                              =========== =========== ==========

  The Company has no foreign assets.

NOTE 9--Related Party Transactions

  In September 1998, the Company sold for $50,000 certain computer chips to an Australian customer. David Williams and Pamela Sevy, the Company's former President and Chief Financial Officer, respectively, applied the proceeds from the sale to reduce Mr. Williams' account receivable to the Company by $50,000. This was in consideration for monies Mr. Williams had transmitted to the Company to reduce the LTIA receivable and, that due to the resale of returned units by the Company, were considered unrecoverable by him. Subsequently, the Company reversed this transaction, debited Mr. Williams account receivable for $50,000 and recorded the sale as revenues to the Company. The Company then reduced Mr. Williams' account receivable by $50,000 to recognize the monies he had transmitted to the Company to reduce the LTIA receivable remaining unrecovered by him.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          September 30, 1999 and 1998


NOTE 10--Notes Payable

  Notes payable consisted of the following:

                                                              September 30,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Note payable to a corporation dated April 16, 1999, 8%
    interest rate, secured by other equipment, 36 monthly
    principal and interest payments of $2,097..............  $ 59,649  $    --
   Note payable to a bank dated July 6, 1998, 7.9% interest
    rate, secured by vehicles, with 36 monthly principal
    and interest payments of $7,725........................   146,372   236,113
                                                             --------  --------
   Total notes payable.....................................   206,021   236,113
                                                             --------  --------
     Less: current portion.................................   (91,621)  (76,564)
                                                             --------  --------
       Total Long-Term Debt................................  $114,400  $159,549
                                                             ========  ========
   Maturities of long-term debt are as follows:
     2000..................................................            $ 91,621
     2001..................................................             100,034
     2002..................................................              14,366
     2003..................................................                 --
     2004..................................................                 --
                                                                       --------
       Total...............................................            $206,021
                                                                       ========

NOTE 11--Subsequent Events

  On October 25, 1999, the Company terminated the employment of the former CFO and CEO of the Company and accrued a severance agreement of $122,451 and $85,372, respectively. The agreement provides that the Company will be responsible for the first $25,000 of legal fees incurred by the two former officers in connection with the litigation and SEC proceedings (see Note 7).

                             LASER TECHNOLOGY, INC.

                 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts

                                               Additions
                                    Balance    Charged to            Balance
                                  at Beginning Costs and              at End
                                    of Year     Expenses  Deductions of Year
                                  ------------ ---------- ---------- --------
   Year Ended September 30,
    1997.........................   $10,000     $  3,665   $ (3,665) $ 10,000
   Year Ended September 30,
    1998.........................    10,000        4,470     (4,470)   10,000
   Year Ended September 30,
    1999.........................    10,000      256,277    (16,277)  250,000