Form 10-Q
period 1999-12-31
LASER TECHNOLOGY INC
filed 2000-01-31
CIK 889899

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ______



                           Commission File No. 1-11642



                             LASER TECHNOLOGY, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                              84-0970494
--------------------------------                          ----------------------
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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No ____.
                                       ---

At January 31, 2000, 5,019,551 shares of common stock of the Registrant were outstanding.

================================================================================

                                     INDEX
                                     -----

                        PART I:  FINANCIAL INFORMATION

                                                                          PAGE
                                                                          ----
Item 1.  Financial Statements..........................................     1


             Consolidated Balance Sheets...............................     1
             Consolidated Statements of Operations.....................     3
             Consolidated Statements of Cash Flows.....................     4
             Notes to Consolidated Financial Statements................     5



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     7


             Results of Operations.....................................     7
             Liquidity and Capital Resources...........................     8
             Risk Factors and Cautionary Statements....................     8



                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings.............................................    10

Item 2.  Changes in Securities.........................................    12

Item 3.  Defaults upon Senior Securities...............................    12

Item 4.  Submission of Matters to a Vote of Security Holders...........    12

Item 5.  Other Information.............................................    12

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS


                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets


                                    ASSETS

                                                                                  December 31,             September 30,
                                                                                      1999                     1999
                                                                                 -------------           ---------------
                                                                                  (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                             $      424,070             $    757,076
         Investments                                                                        -                   10,460
         Trade accounts receivable, less allowance
           for doubtful accounts of $256,000 and $250,000
           at December 31, 1999 and September 30, 1999, respectively                3,107,595                2,826,460
         Income Tax Refund Receivable                                                 686,000                  686,000
         Royalties receivable                                                         264,304                  396,290
         Inventories                                                                2,586,985                2,847,735
         Deferred income tax benefit                                                  348,000                  348,000
         Prepaids and other current assets                                            137,741                  133,354
         Income tax prepayment                                                        166,919                  166,919
                                                                                 ------------             ------------

                  Total Current Assets                                              7,721,614                8,172,294
                                                                                 ------------             ------------


PROPERTY AND EQUIPMENT, net of accumulated
         depreciation and amortization                                              1,419,210                1,504,449
                                                                                 ------------             ------------

LONG-TERM INVESTMENTS                                                                 685,544                  689,801
                                                                                 ------------             ------------

OTHER ASSETS                                                                          850,455                  845,164
                                                                                 ------------             ------------

                  TOTAL ASSETS                                                 $   10,676,823             $ 11,211,708
                                                                                 ============             ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  December 31,            September 30,
                                                                                     1999                      1999
                                                                                ----------------         ----------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
         Accounts payable                                                       $       377,356           $     578,015
         Accrued expenses                                                             1,348,773               1,749,429
         Current maturities of long-term debt                                            88,414                  91,621
                                                                                 --------------            ------------

                  Total Current Liabilities                                           1,814,543               2,419,065
                                                                                 --------------            ------------

LONG-TERM DEBT

         Long-term debt, less current maturities                                         86,908                 114,400
                                                                                 --------------            ------------

                  Total Long Term Liabilities                                            86,908                 114,400
                                                                                 --------------            ------------

                  Total Liabilities                                                   1,901,451               2,533,465
                                                                                 --------------            ------------



STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value--shares authorized
         2,000,000; shares issued--none                                                       -                       -
         Common stock, $.01 par value-shares
           authorized 25,000,000; shares issued 5,244,201                                52,442                  52,442
         Additional paid-in capital                                                   9,708,245               9,708,245
         Stock Subscription Rec                                                         (14,110)                (19,537)
         Treasury stock at cost, 224,650 shares                                        (194,259)               (194,259)
         Retained earnings                                                             (776,946)               (868,648)
                                                                                 --------------            ------------

                  Total Stockholders' Equity                                          8,775,372               8,678,243
                                                                                 --------------            ------------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $    10,676,823           $  11,211,708
                                                                                 ==============            ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                          For the Three Months Ended
                          December 31, 1999 and 1998
                                  (Unaudited)

                                                                     Three Months Ended
                                                                         December 31,
                                                                    --------------------
                                                                    1999             1998
                                                                    ----             ----
NET SALES                                                        $3,088,487      $ 2,656,700
LESS COST OF GOODS SOLD                                           1,555,262        1,225,936
                                                                -----------      -----------

          Gross Margin                                            1,533,225        1,430,764

ROYALTY AND LICENSING INCOME                                        265,507          242,939
                                                                -----------      -----------

TOTAL OPERATING INCOME                                            1,798,732        1,673,703

OPERATING EXPENSES                                                1,708,923        1,795,740
                                                                -----------      -----------

INCOME (LOSS) FROM OPERATIONS                                        89,809         (122,037)

INTEREST INCOME (EXPENSE), NET                                        1,893            8,701
                                                                -----------      -----------

INCOME (LOSS) BEFORE TAXES ON INCOME                                 91,702         (113,336)
INCOME TAX BENEFIT                                                        0          (40,800)
                                                                -----------      -----------

NET INCOME (LOSS)                                                $   91,702      $   (72,536)
                                                                ===========      ===========

BASIC EARNINGS (LOSS) PER
 COMMON SHARE                                                    $     0.02      $     (0.01)
                                                                ===========      ===========

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                     5,019,551        4,994,551
                                                                ===========      ===========

DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                                                    $     0.02      $     (0.01)
                                                                ===========      ===========

DILUTED AVERAGE SHARES
 OUTSTANDING                                                      5,586,883        5,364,134
                                                                ===========      ===========

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                 For the Three Months Ended December 31, 1999
                             and December 31, 1998
                                  (Unaudited)

                                                                                December 31,            December 31,
                                                                                    1999                   1998
                                                                                ------------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                            $      91,702              $   (72,536)
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                                    128,965                  122,257
  Loss on sale of property and equipment                                            (4,914)                       -
  Amortization of deferred share award                                               5,427                        -

Changes in operating assets and liabilities:
  Trade accounts receivable                                                       (149,149)                 806,241
  Inventories                                                                      260,750                 (402,999)
  Other assets                                                                      (4,387)                 125,795
  Accounts payable and accrued expenses                                           (601,315)                (389,094)
                                                                                ----------               ----------

Net cash provided by (used in) operating activities                               (272,921)                 189,664
                                                                                ----------               ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                                                14,717                  (11,886)
  Proceeds from sale of property and equipment                                         835                        -
  Patent costs paid                                                                (13,131)                 (26,748)
  Purchases of property and equipment                                              (31,807)                 (87,872)
                                                                                ----------               ----------

Net cash provided by (used in) investing activities                                (29,386)                (126,506)
                                                                                ----------               ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt and capital leases                                    (30,699)                 (18,540)
                                                                                ----------               ----------

Net cash used in financing activities                                              (30,699)                 (18,540)
                                                                                ----------               ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                             (333,006)                  44,618

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                        757,076                  988,586
                                                                                ----------               ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                  $     424,070              $ 1,033,204
                                                                                ==========               ==========

        See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

        (Information for the three ended December 31, 1999 is unaudited)


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

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three month periods ended December 31, 1999 and 1998, (b) the consolidated financial position at December 31, 1999, and (c) the consolidated statements of cash flows for the three month periods ended December 31, 1999 and 1998. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.       Earnings Per Share

         SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted income per share for December 31, 1999 is not materially different from basic income per share because the diluted shares would be antidilutive.

         The following is provided to reconcile the earnings per share calculation:

                                                    Three Months Ended
                                                        December 31,
                                                   --------------------
                                                1999                 1998
                                                ----                 ----
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                        $   91,702          $   (72,536)
Denominator
    Weighted Average Shares                   5,019,551            4,994,551
                                             ----------          -----------
Per Share Amounts
    Basic Earnings (Loss)                    $     0.02          $     (0.01)
                                             ==========          ===========

Diluted Earnings Per Common Share:
Numerator
    Net Income (Loss)                        $   91,702          $   (72,536)
Denominator
    Weighted Average Shares                   5,019,551            4,994,551
    Employee Stock Options                      567,332              369,583
                                             ----------          -----------
                                              5,586,883            5,364,134
Per Share Amounts
    Basic Earnings (Loss)                    $     0.02          $     (0.01)
                                             ==========          ===========

c.       Operating Segments

         The Company's primary operating segments for the three months ended December 31, 1999 and 1998 were as follows:

                                                                           Three Months Ended
                                                                            December 31, 1999
                                                     Traffic Safety       Survey/Mapping       Other      Royalties       Total
                                                     ------------------------------------------------------------------------------
Net sales...........................................   $2,236,389            $  753,410       $ 98,688                 $  3,088,487
Cost of goods sold..................................    1,151,155               378,407         25,700                    1,555,262
Sales and marketing expenses........................      501,468               237,246          4,698                      743,412
Gross margin (after sales and marketing expenses)...      583,766               137,757         68,290                      789,813
Royalty and licensing income........................                                                       265,507          265,507
Total other operating expenses......................                                                                        965,511
Income (loss) from operations.......................                                                                         89,809
Interest income (expense), net......................                                                                          1,893
Income (loss) before taxes on income................                                                                         91,702
Taxes on income (benefit)...........................                                                                              0
Net income (loss)...................................                                                                   $     91,702

                                                                           Three Months Ended
                                                                            December 31, 1998
                                                     Traffic Safety      Survey/Mapping        Other        Royalties       Total
                                                     -----------------------------------------------------------------------------
Net sales..........................................     $1,614,751          $945,959          $ 95,990                  $2,656,700
Cost of goods sold.................................        733,103           433,824            59,009                   1,225,936
Sales and marketing expenses.......................        465,760           363,445            26,194                     855,399
Gross margin (after sales and marketing expenses)..        415,888           148,690            10,787                     575,365
Royalty and licensing income.......................                                                          242,939       242,939
Total other operating expenses.....................                                                                        940,341
Income (loss) from operations......................                                                                       (122,037)
Interest income, net...............................                                                                          8,701
Income (loss) before taxes on income...............                                                                       (113,336)
Taxes on income....................................                                                                        (40,800)
Net income.........................................                                                                     $  (72,536)

d.       Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 137 amended the effective date of SFAS No. 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Management believes the adoption of this statement will have no material impact on the Company's financial statements


NOTE 2 - Subsequent Events

         Not applicable.

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three and Nine Months Ended December 31, 1999 and December 31, 1998

         For the three month fiscal periods ended December 31, 1999 and 1998, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.


                                      Three Months Ended
                                         December 31,
                                      ------------------

                                      1999          1998
                                      ----          ----
Net sales                             100%          100%
Cost of goods sold                     50            46
                                      ---           ---
Gross profit                           50            54
Royalty and licensing income            8             9
                                      ---            --
Total operating income                 58            63
Operating expenses                     55            67
                                      ---           ---
Income from operations                  3            (4)
Interest income, net                    -            --
                                      ---           ---
Income before taxes on income           3            (4)
Tax (benefit) expense                   -            (1)
                                      ---           ---
Net income                              3%           (3)%
                                      ===           ===


Revenues

         The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.


                                      Three Months Ended
                                         December 31,
                                      ------------------

                                     1999             1998
                                     ----             ----

Traffic Safety Systems            $ 2,236,389      $ 1,614,751
Percentage of revenues                72%             61%

Survey and Mapping Systems            753,410          945,959
Percentage of revenues                24%             36%

Other                                  98,688           95,990
Percentage of revenues                 4%              3%

     Total Revenues               $ 3,088,487      $ 2,656,700
                                  ===========      ===========

         Total revenues for the first quarter ended December 31, 1999 ("1999") increased 16.3% to $3,088,489 from $2,656,700 realized in the first quarter ended December 31, 1998 ("1998").

         Traffic Safety sales during the 1999 period increased 38.5% to $2,236,389 from $1,614,751 realized in the prior year period. Domestic sales increased 12 percent from $854,700 to $969,057 while International sales of Traffic Safety products improved 60% from $794,812 to $1,267,332. The Company believes the increase reflected growing acceptance of the Company's second generation Ultralyte laser combined with strong international sales activity during the quarter. Sales of the Company's Survey and Mapping products decreased 20.4% to $753,410 in 1999 as compared to $945,959 realized in the 1998 period. Domestic sales declined 6% from $566,552 to $530,708. International sales decreased 40% from $379,407 to $222,702 reflecting softer dealer stock orders during the quarter.

         International sales comprised 48% of net sales for the 1999 period as compared to 44% for the corresponding 1998 period. Historically, the Company experiences quarterly fluctuations in foreign sales due to the placement of typically large orders for the Company's Traffic Safety products. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

         Gross profit as a percentage of net sales was 50% for the 1999 period compared to 54% for the 1998 period. The change in the Company's gross margin can be attributed primarily to higher than normal sales into the international markets which carry a lower gross profit margin, as these sales typically are sold through distributors.

         Royalty and licensing income from the Company's licensees was $265,507 in the 1999 period compared to $242,939 in 1998, representing an 8.7% increase. The increase is attributed to the increased consumer products sales by the Company's primary licensee, Bushnell. Management believes that royalty income related to the Company's licensing agreement with Bushnell, and its various other licensing agreements, will continue to beneficially impact the Company's operating results.

         Total operating expenses decreased approximately 5% to $1,708,923 for the 1999 period from $1,795,740 for the comparable 1998 period. As a percentage of net sales, total operating expenses decreased to 55% for the 1999 period from 67% for the 1998 period. The decrease in operating expenses primarily relates to reduced personnel costs.

         Due to increased revenues and decreased operating expenses, the Company realized a profit from operations of $89,809 compared to a loss from operations of ($122,037) realized in the 1998 period. After income tax expense or benefit, the Company realized a net income of $91,702 in the 1999 period, or $.02 basic earnings per share, compared to a net loss of ($72,536) in 1998, or ($.01) basic earnings per share.


Liquidity and Capital Resources

         At December 31, 1999, the Company had working capital of $5,832,134. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

         For the three month period ended December 31, 1999, cash used by operating activities was $272,921. Cash was increased by net income of $91,702, and by depreciation expense of $128,965 and reductions in inventory of $260,750, offset by an increase in accounts receivable of $149,149 and reductions of accounts payable and accrued expenses of $601,315. Cash used in investing activities of $29,386 purchases of property and equipment and patent related costs. Cash used in financing activities of $30,699 reduced long-term debt. For the three month period ended December 31, 1999, cash and cash equivalents decreased by $333,006. This decrease is primarily related to the Company beginning to pay some of the costs associated with the 1999 settlement and restructuring costs that were accrued at September 30, 1999 (see Part II, Item
1) as well as reductions in accounts payable.

         For the three month period ended December 31, 1998, cash provided by operating activities was $189,664. A decrease in accounts receivable of $806,241 offset a loss from operations of $72,536 and financed an increase in inventories of $402,999 and reduced accounts payable and accrued expenses by $389,094. Net cash used in investing activities of $126,506 was primarily used for the purchase of property and equipment. Net cash used in financing activities of $18,540 was used to reduce long-term debt. For the three month period ended December 31, 1998, cash and cash equivalents increased $44,618.


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

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

         On February 10, 1999 a securities class action complaint entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan H. Grothe, Jeremy Dunne and
H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleges that the Company and certain of its officers and directors violated federal securities laws, particularly Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleges that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statements during this period.

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

         Pursuant to the terms of the proposed settlement, the plaintiffs and their attorneys will receive $850,000 in cash and 475,000 shares of the Company's common stock. The Company has also reached an agreement with its insurance carrier whereby $740,000 of the cash portion of the settlement will be paid by the carrier. The remaining $110,000 in cash will be paid by the Company and certain individuals involved in the settlement. It is proposed that the shares to be issued in the settlement will become free from restriction and tradable at various times following final approval by the Court. Accordingly, one-third of the shares will be tradable at the time of the final judgment and distribution, one-third will be tradable sixty days thereafter, and the final one-third will be tradable 120 days after distribution. The 475,000 shares to be distributed are equal to approximately 9.5% of the total shares presently outstanding.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 1999.


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



                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 South Tucson Way
                           Englewood, Colorado 80112





Date: January 31, 2000                     By  /s/ Brian P. Abeel
      ----------------                        ----------------------------------
                                                    Brian P. Abeel
                                           Executive Vice President
                                           and Chief Financial Officer






Date: January 31, 2000                     By  /s/  Blair J. Zykan
      ----------------                        ----------------------------------
                                                    Blair J. Zykan
                                           President and Chief Executive Officer