Form 10-Q
period 2000-03-31
LASER TECHNOLOGY INC
filed 2000-05-15
CIK 889899

================================================================================


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ______________



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

At May 1, 2000, 5,019,551 shares of common stock of the Registrant were outstanding.



================================================================================

                                     INDEX





                        PART I:  FINANCIAL INFORMATION

                                                                           PAGE

Item 1. Financial Statements..............................................  1


            Consolidated Balance Sheets...................................  1
            Consolidated Statements of Operations.........................  3
            Consolidated Statements of Cash Flows.........................  4
            Notes to Consolidated Financial Statements....................  5



Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................  8


            Results of Operations.........................................  8
            Liquidity and Capital Resources............................... 10
            Risk Factors and Cautionary Statements........................ 10



                          PART II:  OTHER INFORMATION


Item 1. Legal Proceedings................................................. 11

Item 2. Changes in Securities............................................. 13

Item 3. Defaults upon Senior Securities................................... 13

Item 4. Submission of Matters to a Vote of Security Holders............... 13

Item 5. Other Information................................................. 13

Item 6. Exhibits and Reports on Form 8-K.................................. 13

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                                    ASSETS




                                                                                  March 31,                  September 30,
                                                                                    2000                          1999
                                                                                ------------                   -----------
                                                                                 (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                              $    951,488                   $   757,076
         Investments                                                                  10,460                        10,460
         Trade accounts receivable, less allowance
           for doubtful accounts of $252,304 and $250,000
           at March 31, 2000 and September 30, 1999, respectively                  1,962,335                     2,826,460
         Income Tax Refund Receivable                                                714,498                       686,000
         Royalties receivable                                                        130,526                       396,290
         Inventories                                                               2,937,504                     2,847,735
         Deferred income tax benefit                                                 348,000                       348,000
         Prepaids and other current assets                                           151,688                       133,354
         Income tax prepayment                                                       166,919                       166,919
                                                                                ------------                   -----------
                  Total Current Assets                                             7,373,418                     8,172,294
                                                                                ------------                   -----------

PROPERTY AND EQUIPMENT, net of accumulated
         depreciation and amortization                                             1,312,764                     1,504,449
                                                                                ------------                   -----------
LONG-TERM INVESTMENTS                                                                679,503                       689,801
                                                                                ------------                   -----------
OTHER ASSETS                                                                         924,047                       845,164
                                                                                ------------                   -----------
                  TOTAL ASSETS                                                  $ 10,289,732                   $11,211,708
                                                                                ------------                   -----------




        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                     LIABILITIES AND STOCKHOLDERS' EQUITY





                                                                                    March 31,                September 30,
                                                                                       2000                      1999
                                                                                ---------------              -------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
         Accounts payable                                                       $       497,980              $     578,015
         Accrued expenses                                                             1,009,295                  1,749,429
         Current maturities of long-term debt                                           109,213                     91,621
                                                                                ---------------              -------------
                  Total Current Liabilities                                           1,616,488                  2,419,065
                                                                                ---------------              -------------
LONG-TERM DEBT

         Long-term debt, less current maturities                                         41,340                    114,400
                                                                                ---------------              -------------
                  Total Long Term Liabilities                                            41,340                    114,400
                                                                                ---------------              -------------
                  Total Liabilities                                                   1,657,828                  2,533,465
                                                                                ---------------              -------------


STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value--shares authorized
         2,000,000; shares issued--none                                                       -                          -
         Common stock, $.01 par value-shares
           authorized 25,000,000; shares issued 5,244,201                                52,442                     52,442
         Additional paid-in capital                                                   9,708,245                  9,708,245
         Stock Subscription Receivable                                                  (15,196)                   (19,537)
         Treasury stock at cost, 224,650 shares                                        (194,259)                  (194,259)
         Retained earnings                                                             (919,328)                  (868,648)
                                                                                ---------------              -------------
                  Total Stockholders' Equity                                          8,631,904                  8,678,243
                                                                                ---------------              -------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $    10,289,732              $  11,211,708
                                                                                ===============              =============





        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                      For the Three and Six Months Ended
                            March 31, 2000 and 1999
                                  (Unaudited)





                                                                     Six Months Ended             Three Months Ended
                                                                         March 31,                     March 31,
                                                              -----------------------------     --------------------------
                                                                    2000            1999           2000           1999
                                                              ------------     ------------     -----------   ------------
NET SALES                                                     $  5,641,577     $  5,341,438     $ 2,553,090   $  2,684,738
LESS COST OF GOODS SOLD                                          2,681,700        2,656,254       1,126,437      1,430,318
                                                              ------------     ------------     -----------   ------------
          Gross Margin                                           2,959,877        2,685,184       1,426,653      1,254,420

ROYALTY AND LICENSING INCOME                                       395,797          365,867         130,290        122,928
                                                              ------------     ------------     -----------   ------------
TOTAL OPERATING INCOME                                           3,355,674        3,051,051       1,556,943      1,377,348

LEGAL & SEVERANCE COSTS ASSOCIATED
       WITH RESTRUCTURING OF MANAGEMENT AND EMPLOYEES              176,955                -         176,955
OPERATING EXPENSES                                               3,253,058        4,103,319       1,544,126      2,307,579
                                                              ------------     ------------     -----------   ------------
TOTAL OPERATING EXPENSES                                         3,430,013        4,103,319       1,721,081      2,307,579

INCOME (LOSS) FROM OPERATIONS                                      (74,339)      (1,052,268)       (164,138)      (930,231)

INTEREST INCOME (EXPENSE), NET                                      (4,833)          14,641          (6,736)         5,941
                                                              ------------     ------------     -----------   ------------
INCOME (LOSS) BEFORE TAXES ON INCOME                               (79,172)      (1,037,627)       (170,874)      (924,290)

 TAXES ON INCOME (BENEFIT)                                         (28,498)        (364,100)        (28,498)      (323,300)
                                                              ------------     ------------     -----------   ------------
NET INCOME (LOSS)                                             $    (50,674)    $   (673,527)    $  (142,376)  $   (600,990)
                                                              ============     ============     ===========   ============

BASIC EARNINGS (LOSS) PER
 COMMON SHARE                                                 $      (0.01)    $      (0.13)    $     (0.03)  $      (0.12)
                                                              ============     ============     ===========   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                    5,019,551        4,994,551       5,019,551      4,994,551
                                                              ============     ============     ===========   ============

DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                                                 $      (0.01)    $      (0.13)    $     (0.03)  $      (0.12)
                                                              ============     ============     ===========   ============
DILUTED AVERAGE SHARES
 OUTSTANDING                                                     5,586,883        4,994,551       5,586,883      4,994,551
                                                              ============     ============     ===========   ============



        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                    For the Six Months Ended March 31, 2000
                              and March 31, 1999
                                  (Unaudited)



                                                                               March 31,                March 31,
                                                                                 2000                      1999
                                                                         --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                        $            (50,674)      $           (673,527)
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                                       283,973                    258,525
  Loss on sale of property and equipment                                               (4,914)                         -
  Amortization of deferred share award                                                  4,341                          -

Changes in operating assets and liabilities:
  Trade accounts receivable                                                         1,101,391                  1,235,613
  Inventories                                                                         (89,769)                  (402,879)
  Other assets                                                                        (18,334)                  (288,380)
  Accounts payable and accrued expenses                                              (820,169)                  (157,190)
                                                                         --------------------       --------------------
Net cash provided by (used in) operating activities                                   405,839                    (27,838)
                                                                         --------------------       --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                                                   10,298                    502,743
  Proceeds from sale of property and equipment                                         (6,610)                         -
  Patent costs paid                                                                   (86,215)                   (56,331)
  Purchases of property and equipment                                                 (73,439)                  (158,762)
                                                                         --------------------       --------------------
Net cash provided by (used in) investing activities                                  (155,959)                   287,650
                                                                         --------------------       --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt and capital leases                                       (55,468)                   (37,479)
                                                                         --------------------       --------------------
Net cash used in financing activities                                                 (55,468)                   (37,479)
                                                                         --------------------       --------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 194,412                    222,333

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                           757,076                    988,586
                                                                         --------------------       --------------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                              $            951,488       $          1,210,919
                                                                         ====================       ====================


        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

 (Information for the three and six months ended March 31, 2000 is unaudited)


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

    In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the six and three month periods ended March 31, 2000 and 1999, (b) the consolidated financial position at March 31, 2000, and (c) the consolidated statements of cash flows for the six and three month periods ended March 31, 2000 and 1999. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

    The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

    The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's 1999 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on December 29, 1999.

b.  Earnings Per Share

    SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income
(loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted income per share for March 31, 2000 is not materially different from basic income per share because the diluted shares would be antidilutive.

    The following is provided to reconcile the earnings per share calculation:


                                                        Six Months Ended                    Three Months Ended
                                                            March 31,                            March 31,
                                               -----------------------------------   ---------------------------------
                                                      2000             1999                 2000            1999
                                                      ----             ----                 ----            ----
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                          $        (50,674)  $       (673,527)  $       (142,376) $      (600,990)
Denominator
    Weighted Average Shares                           5,019,551          4,994,551          5,019,551        4,994,551
                                               ----------------   ----------------   ----------------  ---------------

Per Share Amounts
    Basic Earnings (Loss)                      $          (0.01)  $          (0.13)  $          (0.03) $         (0.12)
                                               ================   ================   ================  ===============
Diluted Earnings Per Common Share:
Numerator
    Net Income (Loss)                          $        (50,674)  $       (673,527)  $       (142,376)  $     (600,990)
Denominator
    Weighted Average Shares                           5,019,551          4,994,551          5,019,551        4,994,551
    Employee Stock Options                              567,332            369,583            567,332          369,583
                                               ----------------   ----------------   ----------------  ---------------
                                                      5,586,883          5,364,134          5,586,883        5,364,134
Per Share Amounts
    Basic Earnings (Loss)                      $          (0.01)  $          (0.13)  $          (0.03) $         (0.12)
                                               ================   ================   ================  ===============


c.  Operating Segments

    The Company's primary operating segments for the three and six months ended March 31, 2000 and 1999 were as follows:


                                                                            Three Months Ended
                                                                              March 31,  2000
                                                                              ---------------
                                                Traffic Safety    Survey/Mapping       Other      Royalties       Total
                                               ---------------------------------------------------------------------------
Net sales......................................   $1,742,192      $      723,269     $ 87,629                 $  2,553,090
Cost of goods sold.............................      766,073             320,457       39,907                    1,126,437
Sales and marketing expenses...................      578,888             218,526       27,213                      824,627
Gross margin (after sales and
  marketing expenses)..........................     397,231              184,286       20,509                      602,026
Royalty and licensing income...................                                                    130,290         130,290
Total other operating expenses.................                                                                    896,454
Income (loss) from operations..................                                                                   (164,138)
Interest income (expense), net.................                                                                     (6,736)
Income (loss) before taxes on income...........                                                                   (170,874)
Taxes on income (benefit)......................                                                                    (28,498)
Net income (loss)..............................                                                               $   (142,376)





                                                                            Three Months Ended
                                                                              March 31,  2000
                                                                              ---------------
                                                Traffic Safety    Survey/Mapping       Other      Royalties       Total
                                               ---------------------------------------------------------------------------
Net sales...................................... $   1,516,829      $   1,080,491      $ 87,418                 $ 2,684,738
Cost of goods sold.............................       792,271            603,263        34,784                   1,430,318
Sales and marketing expenses...................       582,928            483,027        21,698                   1,087,653
Gross margin  (after sales and
  marketing expenses)..........................       141,630             (5,794)       30,936                     166,767
Royalty and licensing income...................                                                     122,928        122,928
Total other operating expenses.................                                                                  1,219,926
Income (loss) from operations..................                                                                   (930,231)
Interest income, net...........................                                                                      5,941
Income (loss) before taxes on income...........                                                                   (924,290)
Taxes on income................................                                                                   (323,300)
Net income.....................................                                                                $  (600,990)





                                                                            Three Months Ended
                                                                              March 31,  2000
                                                                              ---------------
                                                Traffic Safety    Survey/Mapping       Other      Royalties       Total
                                               ---------------------------------------------------------------------------
Net sales...................................... $  3,978,581       $  1,476,679       $ 186,318                $ 5,641,577
Cost of goods sold.............................    1,891,043            699,427          91,230                  2,681,700
Sales and marketing expenses...................    1,119,729            396,766          51,753                  1,568,248
Gross margin (after sales and
  marketing expenses)..........................      967,809            380,486          43,335                  1,391,629
Royalty and licensing income...................                                                     395,797        395,797
Total other operating expenses.................                                                                  1,861,765
Income (loss) from operations..................                                                                    (74,339)
Interest income (expense), net.................                                                                     (4,833)
Income (loss) before taxes on income...........                                                                    (79,172)
Taxes on income (benefit)......................                                                                    (28,498)
Net income (loss)..............................                                                                $   (50,674)




                                                                            Three Months Ended
                                                                              March 31,  2000
                                                                              ---------------
                                                Traffic Safety    Survey/Mapping       Other      Royalties       Total
                                               ---------------------------------------------------------------------------
Net sales...................................... $   3,131,580      $ 2,026,450        $ 183,408                $ 5,341,438
Cost of goods sold.............................     1,525,374        1,037,087           93,793                  2,656,254
Sales and marketing expenses...................     1,048,688          846,473           50,892                  1,946,053
Gross margin (after sales and
  marketing expenses)..........................       557,518          142,890           38,723                    739,131
Royalty and licensing income...................                                                     365,867        365,867
Total other operating expenses.................                                                                  2,157,266
Income (loss) from operations..................                                                                 (1,052,268)
Interest income, net...........................                                                                     14,641
Income (loss) before taxes on income...........                                                                 (1,037,627)
Taxes on income................................                                                                   (364,100)
Net income.....................................                                                                $  (673,527)



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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations for the Three and Six Months Ended March 31, 2000 and March 31, 1999

    For the three and six months ended March 31, 2000 and 1999, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.



                                                          Six Months Ended                    Three Months Ended
                                                               March 31,                           March 31,
                                                      ------------------------              ------------------------
                                                       2000              1999                 2000             1999
                                                      ------            ------              -------           ------
Net sales                                                100%              100%                 100%             100%
Cost of goods sold                                        48                50                   44               53
                                                      ------            ------              -------           ------
Gross profit                                              52                50                   56               47

Royalty and licensing income                               7                 7                    5                4
                                                      ------            ------              -------           ------
Total operating income                                    59                57                   61               51
Operating expenses                                        61                77                   67               85
                                                      ------            ------              -------           ------
Income from operations                                    (1)              (20)                  (6)             (34)
Interest income, net                                       -                 1                    -                -
                                                      ------            ------              -------           ------
Income before taxes on income                             (1)              (19)                  (7)             (34)
Tax (benefit) expense                                      -                 7                   (2)              12
                                                      ------            ------              -------           ------
Net income                                                (1)%             (12)%                 (6)%            (22)%
                                                      ======            ======              =======           ======


Revenues

    The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.



                                                            Six Months Ended                    Three Month Ended
                                                                March 31,                           March 31,
                                                      ----------------------------       -------------------------------
                                                         2000             1999                  2000             1999
                                                      -----------      -----------       --------------       ----------
Traffic Safety Systems                                $ 3,978,581      $ 3,131,580       $   1,742,192        $1,516,829
Percentage of revenues                                    71%              59%                  68%               57%

Survey and Mapping Systems                              1,476,679        2,026,450            723,269          1,080,491
Percentage of revenues                                    25%              38%                  27%               40%

Other                                                    186,318          183,408              87,629           87,418
Percentage of revenues                                     3%               3%                   3%               3%

     Total Revenues                                   $ 5,641,577      $ 5,341,438       $   2,553,090        $2,684,738
                                                      ===========      ===========       ==============       ==========


     Comparison of Three-Months Ended March 31, 2000 and the Three-Months
                             Ended March 31, 1999

    Total sales for the second quarter ended March 31, 2000 ("2000") decreased 5% to $2,553,090 from $2,684,738 realized in the second quarter ended March 31, 1999 ("1999"). A 15% increase in Traffic Safety sales to $1,742,192 from $1,516,829 resulted from growing acceptance of the Company's second generation UltraLyte laser speed gun. This increase was offset by a 33.1% decline in sales of the company's Survey and Mapping equipment, which totaled $723,269 in 2000 as compared to $1,080,491 realized in 1999. A substantial portion of the decrease was caused by a held shipment of $300,184 which is expected to ship in the fiscal third quarter of 2000. International sales declined 10% from the prior year primarily due to a large final shipment of Criterion surveying lasers in 1999. The first quarter of 2000 ended with a Back Log of orders totaling $1,705,522.

    Gross Margins widened to 56% of sales in the first quarter versus 47% of sales in 1999 because of a more profitable product mix. Higher profitability was due to greater sales of second generation products such as the UltraLyte series, increased output on the production line, reduction in specific materials cost, and reduced manufacturing overhead staff.

    Royalty and licensing income from the Company's licensees was $130,290, in the second quarter of 2000 compared to $122,928 in 1999, representing a 6% increase. This increase reflects the growing popularity of consumer laser range finders.

    Total operating expenses decreased approximately 26% to $ 1,721,081 for the 2000 second quarter from $2,307,579 for the comparable 1999 period, representing a reduction in management and staff. Operating profit before legal and severance costs associated with restructuring of management and employees were equal to $12,817. Including all operating expenses, the net operating loss was reduced sharply to $164,138 as against $930,231 in 1999. Net loss after interest expenses and tax benefit declined 76% to $142,376, from $600,990 a year ago, or a net loss of (0.03) per basic share compared to a net loss of (0.12) per basic share the prior year.

       Comparison of Six-Months Ended March 31, 2000 and the Six-Months
                             Ended March 31, 1999

    Net sales for the first six months of 2000 were $5,641,577 compared to $5,341,438 during the first six months of 1999 representing a 6% increase in sales from the previous year. Traffic Safety sales increased 27% during the first six months of 2000 to $ 3,978,581 compared to $3,131,580 a year earlier. The Company believes the increase reflects a growing acceptance of the UltraLyte speed gun and greater revenue per salesperson as the force gains experience in the field. On a year to year basis, the Company's Survey and Mapping sales have decreased 27.2% to $ 1,476,679 for the first six months of 2000 compared to $2,026,450 realized in the comparable 1999 period. This decrease reflects a lag in sales caused by a complete turnover in the Company's outside sales force, which is currently being reestablished. International sales comprised 44% of net sales during the first six months of 2000 as compared to 45% for the corresponding 1999 period. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

    Gross profit as a percentage of net sales was 52% for the first six months of 2000 compared to 50% for the first six months of 1999. The change in the Company's gross margin can be attributed primarily to improved efficiencies in manufacturing, reductions in overhead, decreases in material costs and increased sales of higher margin second generation products.

    On a year to year basis, royalties increased 8.2% to $ 395,797 for the first six months of 2000 from $365,867 realized in 1999, primarily as a result of greater royalty income related to the Company's licensing agreement with Bushnell.

    Total operating expenses decreased approximately 16.4% to $ 3,430,013 for the first six months of 2000 from $4,103,319 for the first six months of 1999. As a percentage of net sales, total operating expenses decreased to 61% for the first six months of 2000 from 77% for the first six months of 1999. Lower executive, administrative and legal expenses associated with the absence of litigation, and other cost saving measures have contributed to the reduction in operating expenses. Operating profit before legal and severance costs associated with restructuring of management and employees were equal to $102,616. Including all operating expenses net loss after interest expenses and tax benefit declined 93% to $50,674, from $673,527 a year ago, or a net loss of (0.01) a basic are compared to a net loss of (0.13) a basic share the prior year.

Liquidity and Capital Resources

    At March 31, 2000, the Company had working capital of $ 5,756,930 compared to $5,753,229 at September 30, 1999. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

    For the six month period ended March 31, 2000, cash provided by operating activities was $405,839. A net loss of $50,680 was financed by depreciation expense of $283,973, and by accounts receivable of $1,101,391 offset by an increase in inventory of $89,769, loss on sale of property of $4,914, increase in other assets of $18,334 and reductions of accounts payable and accrued expenses of $820,169. Cash used in investing activities, primarily for patent related investments, totaled $155,959. Cash used in financing activities of $55,468 reduced long-term debt. For the six month period ended March 31, 2000, cash and cash equivalents increased by $194,412.

    For the six months ended March 31, 1999, cash used in operating activities was $27,838. A net loss of $673,527 was financed by a decrease in accounts receivable of $1,235,613 related to increased collection efforts. Cash provided by investing activities of $287,650 related to investment maturities of $502,743 of which $215,093 was used for the purchase of property and equipment and patent related costs. Cash used in financing activities of $37,479 was used to reduce long-term debt. For the six month period ended March 31, 1999, cash and cash equivalents increased by $222,333.


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

    On September 14, 1999, the Commission notified the Company of its intent to recommend the filing of a civil injunctive case against the Company. The Commission stated that its proposed complaint would allege violations by the Company of certain provisions of the Securities Exchange Act of 1934. The Commission further alleged that the Company filed false financial statements and that certain officers falsified accounting records pertaining to the return and resale of certain units previously sold to LTI Australia. The Commission also filed cases against Jeremy Dunne and H. DeWorth Williams, both directors of the Company.

    On March 20, 2000 the Company agreed to a Securities and Exchange Commission order to not cause any violations of Sections 10(b), 13(a), 13(b) (2) (A), and 13(b) (5) of the Exchange Act, Rules 10b-5, 13a-1, 13a-13, and 13b2-1 thereunder, and Exchange Act Rule 12b-20. Also on March 20, 2000 Messrs. Dunne and Williams agreed to a Securities and Exchange Commission Oder to not cause any violations of Section 13(a) of the Securities Exchange Act.

Item 2. Changes in Securities

        This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

        This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended March 31, 1999.


Item 5. Other Information

        This Item is not applicable to the Company.


Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibit 27 - Financial Data Schedule
        b.  Reports on Form 8-K

                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 South Tucson Way
                          Englewood,  Colorado  80112




Date: May 5, 2000                      By  /s/ Roosevelt Rogers
     ------------                        ------------------------
                                         Roosevelt Rogers
                                         Vice President






Date: May 5, 2000                      By  /s/  Eric A Miller
     ------------                        ------------------------
                                         Eric A. Miller
                                         President and Chief Executive Officer