Form 10-Q
period 2000-06-30
LASER TECHNOLOGY INC
filed 2000-08-09
CIK 889899

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q



            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No _____.
                                       -----

At June 30, 2000, 5,019,551 shares of common stock of the Registrant were outstanding.

                                     INDEX
                                     -----



                        PART I:  FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----
Item 1.  Financial Statements..............................................  1


                Consolidated Balance Sheets................................  1
                Consolidated Statements of Operations......................  3
                Consolidated Statements of Cash Flows......................  4
                Notes to Consolidated Financial Statements.................  5



Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  8


                Results of Operations......................................  8
                Liquidity and Capital Resources............................  10
                Risk Factors and Cautionary Statements.....................  10



                          PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings.................................................  11

Item 2.  Changes in Securities.............................................  13

Item 3.  Defaults upon Senior Securities...................................  13

Item 4.  Submission of Matters to a Vote of Security Holders...............  13

Item 5.  Other Information.................................................  13

Item 6.  Exhibits and Reports on Form 8-K..................................  13

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                                    ASSETS

                                                                          June 30,              September 30,
                                                                            2000                    1999
                                                                        ------------            ------------
                                                                         (Unaudited)
CURRENT ASSETS
        Cash and cash equivalents                                       $  1,475,966            $    757,076
        Investments                                                                0                  10,460
        Trade accounts receivable, less allowance
          for doubtful accounts of $111,314 and $250,000
          at June 30, 2000 and September 30, 1999, respectively            2,370,578               2,826,460
        Income Tax Refund Receivable                                               0                 686,000
        Royalties receivable                                                 164,610                 396,290
        Inventories                                                        3,082,769               2,847,735
        Deferred income tax benefit                                          348,000                 348,000
        Prepaids and other current assets                                     39,125                 133,354
        Income tax prepayment                                                      0                 166,919
                                                                        ------------            ------------
                Total Current Assets                                       7,481,048               8,172,294
                                                                        ------------            ------------

PROPERTY AND EQUIPMENT, net of accumulated
        depreciation and amortization                                      1,271,868               1,504,449
                                                                        ------------            ------------
LONG-TERM INVESTMENTS                                                        705,842                 689,801
                                                                        ------------            ------------
OTHER ASSETS                                                                 955,146                 845,164
                                                                        ------------            ------------
                TOTAL ASSETS                                            $ 10,413,904            $ 11,211,708
                                                                        ============            ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets




                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          June 30,              September 30,
                                                                            2000                    1999
                                                                        ------------            ------------
                                                                                     (Unaudited)
CURRENT LIABILITIES
        Accounts payable                                                $    484,423            $    578,015
        Accrued expenses                                                     871,552               1,749,429
        Current maturities of long-term debt                                  89,523                  91,621
                                                                        ------------            ------------
                Total Current Liabilities                                  1,445,498               2,419,065
                                                                        ------------            ------------
LONG-TERM DEBT

        Long-term debt, less current maturities                               41,340                 114,400
                                                                        ------------            ------------
                Total Long Term Liabilities                                   41,340                 114,400
                                                                        ------------            ------------
                Total Liabilities                                          1,486,838               2,533,465
                                                                        ------------            ------------


STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value--shares authorized
        2,000,000; shares issued--none                                          -                       -
        Common stock, $.01 par value-shares
          authorized 25,000,000; shares issued 5,244,201                      52,442                  52,442
        Additional paid-in capital                                         9,708,245               9,708,245
        Stock Subscription Receivable                                        (15,196)                (19,537)
        Treasury stock at cost, 224,650 shares                              (194,259)               (194,259)
        Retained earnings                                                   (624,166)               (868,648)
                                                                        ------------            ------------
                Total Stockholders' Equity                                 8,927,066               8,678,243
                                                                        ------------            ------------
                TOTAL LIABILITIES AND
                  STOCKHOLDERS' EQUITY                                  $ 10,413,904            $ 11,211,708
                                                                        ============            ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                      For the Three and Nine Months Ended
                            June 30, 2000 and 1999
                                  (Unaudited)

                                                      Nine Months Ended              Three Months Ended
                                                           June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                    2000            1999            2000            1999
                                                ------------    ------------    ------------    ------------
NET SALES                                       $  9,327,656    $  8,720,744    $  3,686,079    $  3,379,306
LESS COST OF GOODS SOLD                            4,237,953       4,226,536       1,556,253       1,570,282
                                                ------------    ------------    ------------    ------------
          Gross Margin                             5,089,703       4,494,208       2,129,826       1,809,024

ROYALTY AND LICENSING INCOME                         560,172         546,907         164,374         181,040
                                                ------------    ------------    ------------    ------------
TOTAL OPERATING INCOME                             5,649,875       5,041,115       2,294,200       1,990,064

OPERATING EXPENSES                                 5,303,513       6,389,186       1,873,499       2,285,867
                                                ------------    ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                        346,362      (1,348,071)        420,701        (295,803)

INTEREST INCOME (EXPENSE), NET                        35,648           9,463          40,481          (5,178)
                                                ------------    ------------    ------------    ------------
INCOME (LOSS) BEFORE TAXES ON INCOME                 382,010      (1,338,608)        461,182        (300,981)
 TAXES ON INCOME (BENEFIT)                           137,528        (471,600)        166,026        (107,500)
                                                ------------    ------------    ------------    ------------
NET INCOME (LOSS)                               $    244,482    $   (867,008)   $    295,156    $   (193,481)
                                                ============    ============    ============    ============
BASIC EARNINGS (LOSS) PER
 COMMON SHARE                                   $       0.05    $      (0.17)   $       0.06    $      (0.04)
                                                ============    ============    ============    ============
WEIGHTED AVERAGE SHARES
 OUTSTANDING                                       5,019,551       4,994,551       5,019,551       4,994,551
                                                ============    ============    ============    ============

DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                                   $       0.04    $      (0.17)   $       0.05    $      (0.04)
                                                ============    ============    ============    ============
DILUTED AVERAGE SHARES
 OUTSTANDING                                       5,586,883       4,994,551       5,586,883       4,994,551
                                                ============    ============    ============    ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                    For the Nine Months Ended June 30, 2000
                               and June 30, 1999
                                  (Unaudited)

                                                                  June 30,                June 30,
                                                                    2000                    1999
                                                                ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                               $    244,482            $   (867,008)
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                      397,237                 393,965
  Loss on sale of property and equipment                              (3,174)                 13,377
  Amortization of deferred share award                                 4,341                    -
Changes in operating assets and liabilities:
  Accounts receivable                                              1,379,051                 954,700
  Inventories                                                       (235,034)                171,657
  Other assets                                                       261,148                (344,429)
  Accounts payable and accrued expenses                             (964,630)               (175,986)
                                                                ------------            ------------
Net cash provided by (used in) operating activities                1,083,421                 146,276
                                                                ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                                 (26,501)                500,070
  Proceeds from sale of property and equipment                        29,877                  32,000
  Patent costs paid                                                 (127,332)                (80,956)
  Purchases of property and equipment                               (165,417)               (474,565)
                                                                ------------            ------------
Net cash provided by (used in) investing activities                 (289,373)                (23,451)
                                                                ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt and capital leases                      (75,158)                (58,484)
                                                                ------------            ------------
Net cash provided by (used in) financing activities                  (75,158)                (58,484)
                                                                ------------            ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                718,890                  64,341

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                          757,076                 988,586
                                                                ------------            ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                     $  1,475,966            $  1,052,927
                                                                ============            ============

        See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

 (Information for the three and nine months ended June 30, 2000 is unaudited)


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

        In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and nine month periods ended June 30, 2000 and 1999, (b) the consolidated financial position at June 30, 2000, and (c) the consolidated statements of cash flows for the nine month period ended June 30, 2000 and 1999. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 1999. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

b.      Earnings Per Share

        SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income
(loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted income per share for June 30, 2000 is not materially different from basic income per share because the diluted shares would be antidilutive.

        The following is provided to reconcile the earnings per share calculation:

                                             Nine Months Ended                      Three Months Ended
                                                  June 30,                                June 30,
                                        ----------------------------            ----------------------------
                                            2000            1999                    2000            1999
                                        ------------    ------------            ------------    ------------
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                   $    244,482    $   (867,008)           $    295,156    $   (193,481)
Denominator
    Weighted Average Shares                5,019,551       4,994,551               5,019,551       4,994,551
                                        ------------    ------------            ------------    ------------
Per Share Amounts

                                             Nine Months Ended                      Three Months Ended
                                                  June 30,                                June 30,
                                        ----------------------------            ----------------------------
                                            2000            1999                    2000            1999
                                        ------------    ------------            ------------    ------------
    Basic Earnings (Loss)               $       0.05    $      (0.17)           $       0.06    $      (0.04)
                                        ============    ============            ============    ============

Diluted Earnings Per Common Share:
Numerator
    Net Income (Loss)                   $    244,482    $   (867,008)           $    295,156    $   (193,481)
Denominator
    Weighted Average Shares                5,019,551       4,994,551               5,019,551       4,994,551
    Employee Stock Options                   567,332         369,583                 567,332         369,583
                                        ------------    ------------            ------------    ------------
                                           5,586,883       5,364,134               5,586,883       5,364,134
Per Share Amounts
    Basic Earnings (Loss)               $       0.04    $      (0.17)           $       0.05    $      (0.04)
                                        ============    ============            ============    ============

c.      Operating Segments

        The Company's primary operating segments for the three and nine months ended June 30, 2000 and 1999 were as follows:

                                                                                     Three Months Ended
                                                                                        June 30, 2000
                                                                                        -------------
                                                      Traffic Safety   Survey/Mapping        Other       Royalties       Total
                                                      -----------------------------------------------------------------------------
Net sales...........................................  $    2,406,223   $    1,064,782   $      215,074                $   3,686,079
Cost of goods sold..................................       1,027,127          451,313           77,813                    1,556,253
Sales and marketing expenses........................         561,160          340,075           19,699                      920,934
Gross margin (after sales and marketing expenses)...         817,936          273,394          117,562                    1,208,892
Royalty and licensing income........................                                                      164,374           164,374
Total other operating expenses......................                                                                        952,565
Income (loss) from operations.......................                                                                        420,701
Interest income (expense), net......................                                                                         40,481
Income (loss) before taxes on income................                                                                        461,182
Taxes on income (benefit)...........................                                                                        166,026
Net income (loss)...................................                                                                  $     295,156

                                                                                     Three Months Ended
                                                                                        June 30, 1999
                                                                                        -------------
                                                      Traffic Safety   Survey/Mapping        Other       Royalties       Total
                                                      -----------------------------------------------------------------------------
   .................................................
Net sales...........................................  $    2,290,547   $      934,941   $      153,818                $   3,379,306
Cost of goods sold..................................       1,055,290          470,442           44,550                    1,570,282
Sales and marketing expenses........................         457,932          369,631           24,866                      852,429
Gross margin  (after sales and marketing expenses)..         777,325           94,868           84,402                      956,595
Royalty and licensing income........................                                                      181,040           181,040
Total other operating expenses......................                                                                      1,433,438
Income (loss) from operations.......................                                                                       (295,803)
Interest income, net................................                                                                         (5,178)
Income (loss) before taxes on income................                                                                       (300,981)
Taxes on income (benefit)...........................                                                                       (107,500)
Net income..........................................                                                                  $    (193,481)

                                                                                  Nine Months Ended
                                                                                    June 30, 2000
                                                                                    -------------
                                                      Traffic Safety   Survey/Mapping        Other       Royalties       Total
                                                      -----------------------------------------------------------------------------
Net sales...........................................  $    6,199,897   $    2,726,367   $      401,392                $   9,327,656
Cost of goods sold..................................       2,839,428        1,271,386          127,139                    4,237,953
Sales and marketing expenses........................       1,581,381          871,131           36,671                    2,489,183
Gross margin (after sales and marketing expenses)...       1,779,088          583,850          237,582                    2,600,520
Royalty and licensing income........................                                                      560,172           560,172
Total other operating expenses......................                                                                      2,814,330
Income (loss) from operations.......................                                                                        346,362
Interest income (expense), net......................                                                                         35,648
Income (loss) before taxes on income................                                                                        382,010
Taxes on income (benefit)...........................                                                                        137,528
Net income (loss)...................................                                                                  $     244,482

                                                                                  Nine Months Ended
                                                                                    June 30, 1999
                                                                                    -------------
                                                      Traffic Safety   Survey/Mapping        Other       Royalties       Total
                                                      -----------------------------------------------------------------------------
   .................................................
Net sales...........................................  $    5,422,126   $    2,961,391   $      337,227                $   8,720,744
Cost of goods sold..................................       2,580,664        1,507,529          138,343                    4,226,536
Sales and marketing expenses........................       1,506,620        1,216,104           75,758                    2,798,482
Gross margin  (after sales and marketing expenses)..       1,334,842          237,758          123,126                    1,695,726
Royalty and licensing income........................                                                      546,907           546,907
Total other operating expenses......................                                                                      3,590,704
Income (loss) from operations.......................                                                                     (1,348,071)
Interest income, net................................                                                                          9,463
Income (loss) before taxes on income................                                                                     (1,338,608)
Taxes on income (benefit)...........................                                                                       (471,600)
Net income..........................................                                                                  $    (867,008)


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Results of Operations for the Three and Nine Months Ended June 30, 2000 and
                                 June 30, 1999

        For the three and nine months ended June 30, 2000 and 1999, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                      Nine Months Ended      Three Months Ended
                                           June 30,                June 30,
                                      ------------------     ------------------

                                       2000       1999        2000       1999
                                      ------     ------      ------     ------
Net sales                                100 %      100 %       100 %      100 %
Cost of goods sold                        45         48          42         46
                                      ------     ------      ------     ------
Gross profit                              55         52          58         54

Royalty and licensing income               6          6           5          5
                                      ------     ------      ------     ------
Total operating income                    61         58          63         59
Operating expenses                        57         73          51         68
                                      ------     ------      ------     ------
Income from operations                     4        (15)         12         (9)
Interest income, net                       1          -           1          -
                                      ------     ------      ------     ------
Income before taxes on income              5        (15)         13         (9)
Tax (benefit) expense                      2         (5)          5         (3)
                                      ------     ------      ------     ------
Net income                                 3 %      (10)%         8 %       (6)%
                                      ======     ======      ======     ======

Revenues

        The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                      Nine Months Ended              Three Month Ended
                                           June 30,                        June 30,
                                ----------------------------    ----------------------------
                                    2000            1999            2000            1999
                                ------------    ------------    ------------    ------------
Traffic Safety Systems          $  6,199,897    $  5,422,126    $  2,406,223    $  2,290,547
Percentage of revenues               67%             62%             65%             68%

Survey and Mapping Systems         2,726,367       2,961,391       1,064,782         934,941
Percentage of revenues               30%             34%             29%             28%

Other                                401,392         337,227         215,074         153,818
Percentage of revenues                3%              4%              6%              4%

     Total Revenues             $  9,327,656    $  8,720,744    $  3,686,079    $  3,379,306
                                ============    ============    ============    ============

  Comparison of Three-Months Ended June 30, 2000 and the Three-Months Ended
                                 June 30, 1999

        Total sales for the third quarter ended June 30, 2000 ("2000") increased 9% to $3,686,079 from $3,379,306 realized in the third quarter ended June 30, 1999 ("1999"). A 5% increase in Traffic Safety sales to $2,406,223 from $2,290,547 resulted from growing acceptance of the Company's second generation UltraLyte laser speed gun. Additionally the Company realized a 14% increase in sales of the it's Survey and Mapping equipment, which totaled $1,064,782 in 2000 as compared to $934,941 realized in 1999 which reflected a growing contribution from the recently reorganized sales force. International sales comprised 42% of net sales for the third quarter 2000 compared to 31% of net sales for the quarter ended June 30, 1999 primarily due to a large shipment of camera systems to the Far East. The third quarter of 2000 ended with a Back Log of orders totaling $849,786.

        Gross Margins widened to 58% of sales in the third quarter versus 54% of sales in 1999 because of a more profitable product mix, due to greater sales of newer, higher margin products such as the UltraLyte series, and increased productivity due to higher production throughput coupled with reduced manufacturing staff and lower specific materials cost.

        Royalty and licensing income from the Company's licensees was $164,374, in the third quarter of 2000 compared to $181,040 in 1999, representing a 10% decrease. Management believes that royalty income related to the licensing agreements will continue to beneficially impact the Company's operating results.

        Total operating expenses decreased approximately 18% to $ 1,873,499 for the 2000 third quarter from $2,285,867 for the comparable 1999 period, representing a reduction in management and staff, lower legal expenses and the absence of severance costs. The third quarter of 2000 ended with an operating profit of $420,701 as compared to an operating loss of $295,803 in 1999. Net income after interest and taxes was $295,156, up from a net loss of $193,481 a year ago, or a net income of 0.06 per basic share compared to a net loss of (0.04) per basic share the prior year.

   Comparison of Nine Months Ended June 30, 2000 and the Nine Months Ended
                                 June 30, 1999

        Net sales for the first nine months of 2000 were $9,327,656 up 7% from $8,720,744 during the first nine months of 1999. Traffic Safety sales increased 14% during the first nine months of 2000 to $ 6,199,897 compared to $5,422,126 a year earlier. The Company believes the increase reflects a growing acceptance of the new product mix and greater revenue per salesperson as the force gains experience in the field. On a year to year basis, the Company's Survey and Mapping sales have decreased 8% to $ 2,726,367 for the nine months of 2000 compared to $2,961,391 realized in the comparable 1999 period. This decrease reflects a lag in sales caused by the rebuilding of the Company's outside sales force. International sales comprised 43% of net sales during the first nine months of 2000 as compared to 39% for the corresponding 1999 period. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

        Gross profit as a percentage of net sales was 55% for the first nine months of 2000 compared to 52% for the first nine months of 1999. The change in the Company's gross margin can be attributed primarily to improved efficiencies in manufacturing, reductions in overhead, decreases in material costs and increased sales of higher margin second-generation products.

        On a year to year basis, royalties increased 3% to $ 560,172 for the first nine months of 2000 from $546,907 realized in 1999. Royalty income should continue to improve the Companies operating results with new technology improving the products.

        Total operating expenses decreased approximately 17% to $ 5,303,513 for the first nine months of 2000 from $6,389,186 for the first nine months of 1999. As a percentage of net sales, total operating expenses decreased to 57% for the first nine months of 2000 from 73% for the first nine months of 1999. Lower executive, administrative and legal expenses associated with the absence of litigation, and other cost saving measures initiated by the Company have contributed to the reduction in operating expenses. Net income after interest and taxes for the first nine months was $244,482, from a net loss of $867,008 a year ago, or a net profit of 0.05 a basic share compared to a net loss of (0.17) a basic share the prior year.

Liquidity and Capital Resources

        At June 30, 2000, the Company had working capital of $6,035,550 compared to $5,753,229 at September 30, 1999. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

        For the nine month period ended June 30, 2000, cash provided by operating activities was $1,083,421. Cash was increased by net income of $244,482, by depreciation expense of $397,237, by accounts receivable of $1,379,051, and other assets by $261,148, offset by an increase in inventory of $235,034, loss on sale of property of $3,174 and reductions of accounts payable and accrued expenses of $964,630. Cash used in investing activities totaled $289,373. Cash used in financing activities of $75,158 reduced long-term debt. For the nine month period ended June 30, 2000, cash and cash equivalents increased by $718,890.

        For the nine months ended June 30, 1999, cash provide by operating activities was $146,276. A net loss of $867,008 was financed by a decrease in accounts receivable of $954,700 related to increased collection efforts. Cash used in investing activities of $23,451 related to investment maturities of $500,070 of which $474,565 was used for the purchase of property and equipment. Cash used in financing activities of $58,484 was used to reduce long-term debt. For the nine month period ended June 30, 1999, cash and cash equivalents increased by $64,341.


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

        The Company believes the action is premised in part on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1998, and the resignation of the members of the Audit Committee of the Board of Directors on January 7, 1999. The resigning members of the Audit Committee comprised the Special Audit Committee (the "Special Committee"). They resigned from the Board of Directors as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998. Trading resumed on March 22, 1999.

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

        On October 6, 1999, the Company announced that it had entered into an "agreement in principle" for the settlement of all the aforementioned actions. On December 10, 1999, a Stipulation of Settlement was executed by the parties and filed with the Court. Although the parties have agreed to a settlement, the Stipulation of Settlement is subject to Court approval. A preliminary fairness hearing before the Court is scheduled for October 13, 2000.

        Pursuant to the terms of the proposed settlement, the plaintiffs and their attorneys will receive $850,000 in cash and 475,000 shares of the Company's common stock. The Company has also reached an agreement with its insurance carrier whereby $740,000 of the cash portion of the settlement will be paid by the carrier. The remaining $110,000 in cash will be paid by the Company and certain individuals involved in the settlement. It is proposed that the shares to be issued in the settlement will become free from restriction and tradable at various times following final approval by the Court. Accordingly, one-third of the shares will be tradable at the time of the final judgment and distribution, one-third will be tradable sixty days thereafter, and the final one- third will be tradable 120 days after distribution. The 475,000 shares to be distributed are equal to approximately 9.5% of the total shares presently outstanding.

        As a condition of the settlement, the Company will be released from all future claims and actions by the plaintiffs and class members related to the pending actions. The costs of the settlement together with projected legal expenses involved in completing the settlement have been accrued in the Company's 1999 financial statements. Management believes that the terms of the settlement as proposed will not have a material adverse effect on the Company. Management estimates that if the proposed settlement is approved by the Court and all the parties, the final resolution will most likely occur during the fourth quarter of fiscal 2000 or the first quarter of 2001.

        An order directing private investigation was issued by the Securities and Exchange Commission (the "Commission") on January 21, 1999 (In the Matter of Laser Technology, Inc. / NY-D-2129). In response to the order, certain individuals gave depositions in the matter and the Company delivered to the Commission certain requested documents pursuant to a subpoena duces tecum. The Company believes that the investigation concerns matters related to the events which led to the resignation of the Special Committee and the Company's independent accountant.

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

        On March 20, 2000 the Company agreed to a Securities and Exchange Commission order to not cause any violations of Sections 10(b), 13(a), 13(b) (2)
(A), and 13(b) (5) of the Exchange Act, Rules 10b-5, 13a-1, 13a-13, and 13b2-1 thereunder, and Exchange Act Rule 12b-20. Also on March 20, 2000, Messrs. Dunne and Williams agreed to a Securities and Exchange Commission Order to not cause any violations of Section 13(a) of the Securities Exchange Act.

Item 2. Changes in Securities

        This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

        This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 20, 2000, pursuant to proper notice to stockholders, the Company held its annual meeting of stockholders at the corporate offices located at 7070 South Tuscon Way, Englewood, Colorado, 80112. At the meeting, the following directors were elected by the indicated vote to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified:

                Nominee                         For             Withheld
                -------                         ---             --------
                Jeremy G. Dunne                 2,452,430       51,625
                H. DeWorth Williams             2,450,930       53,125
                Walter R. Keay                  2,462,330       41,725
                Edward F. Cowle                 2,462,430       41,625
                William P. Behrens              2,462,330       41,725
                Nicholas J. Cooney              2,462,330       41,725

The stockholders also approved the adoption of an amendment to the Laser Technology, Inc. Non-Employee Director Option Plan to increase the number of shares available under the plan by 120,000 by a vote of 2,388,276 for, 111,145 against, and 4,634 abstaining.

The stockholders also approved reimbursement to certain shareholders for legal fees and other expenses associated with the Proxy Statement filed by the Independent Shareholders Committee by a vote of 2,070,783 for, 118,659 against, and 6,019 abstaining.

In addition the stockholders also ratified the appointment of Jones, Jensen & Company as independent auditors for the Company's fiscal year ending September 30, 2000 by a vote of 2,464,327 for, 37,439 against, and 2,289 abstaining.


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




                            LASER TECHNOLOGY, INC.
                            ----------------------
                            7070 South Tucson Way
                          Englewood,  Colorado  80112







Date: August 9, 2000                    By  /s/ Roosevelt Rogers
      --------------                       -------------------------------------
                                                      Roosevelt Rogers
                                                       Vice President






Date: August 9, 2000                    By  /s/ Eric A Miller
      --------------                       ------------------------------------
                                                       Eric A. Miller
                                           President and Chief Executive Officer