Form 10-K405
period 2000-09-30
LASER TECHNOLOGY INC
filed 2001-01-03
CIK 889899

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
   ACT OF 1934

For the fiscal year ended September 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                                 (303) 649-1000
              (Registrant's telephone number including area code)

          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                    Name of exchange on which registered
             -------------------                    ------------------------------------
        Common Stock, $.01 par value                      American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of December 26, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was $4,800,442.50.

   At December 26, 2000, 5,486,220 shares of common stock of the registrant were outstanding.

   Documents Incorporated by Reference: Part III, certain exhibits filed as part of registrant's S-1 registration statement.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LASER TECHNOLOGY, INC.

                            FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                      Page No.
                                                                      --------
                                    PART I.

 Item 1.  Business..................................................      1

 Item 2.  Properties................................................     18

 Item 3.  Legal Proceedings.........................................     19

 Item 4.  Submission of Matters to a Vote of Security Holders.......     20

                                   PART II.

 Item 5.  Market for Registrant's Common Equity and Related              21
          Stockholder Matters.......................................

 Item 6.  Selected Financial Data...................................     22

 Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................     23

 Item 7A. Qualitative and Quantitative Disclosure About Market           33
          Risks.....................................................

 Item 8.  Financial Statements and Supplementary Data...............     33

 Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................     33

                                   PART III.

 Item 10. Directors and Executive Officers of the Registrant........     34

 Item 11. Executive Compensation....................................     36

 Item 12. Security Ownership of Certain Beneficial Owners and            40
          Management................................................

 Item 13. Certain Relationships and Related Transactions............     41

                                   PART IV.

 Item 14. Exhibits, Financial Statement Schedules and Reports on         42
          Form 8-K..................................................

 SIGNATURES..........................................................    44

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

   Effective May 30, 1997, Laser Technology, Inc., an Idaho Corp. ("Laser Technology-Idaho") effected a merger with a newly formed subsidiary, Laser Technology, Inc., a Delaware corporation ("Laser Technology-Delaware"), for the principal purpose of changing the corporate domicile of the Company from the State of Idaho to Delaware. Under the terms of the Merger, Laser Technology-Idaho merged with and into Laser Technology-Delaware, which became the surviving corporation, Laser Technology Inc. (the "Company"). The transaction was accounted for as a recapitalization similar to a pooling of interests and the merger did not involve any change in the business, properties, management or capital structure of the Company. Laser Technology-Delaware had no operations prior to the merger. Stockholders of Laser Technology-Idaho received the same number of shares of common stock of the Company as previously held in Laser Technology-Idaho and are entitled to the same stockholder rights and preferences as they held with the Idaho corporation.

   During fiscal 2000, the Company received an ISO 9001 certification for its manufacturing and operating facilities. ISO certification reflects the Company's compliance with standards recognized by the Geneva-based International Organization for Standardization, a worldwide federation of approximately 130 countries. The ISO 9000 certification series provides a framework for quality management and quality assurance that is recognized by most developed countries in the world. ISO 9001 certification recognizes that the Company's operating facilities and manufacturing procedures provide an optimal environment for the design, manufacture, and service of quality products.

   The Company's proprietary technology permits a laser to measure to a non-cooperative, or low reflective surface, using a very low power source. As a result, the Company's products operate within the requirements of eye safety as promulgated by the United States Food and Drug Administration (the "FDA"). Despite a very low power source, the Company's laser instruments measure more rapidly and at longer ranges than corresponding conventional devices. The Company has also developed proprietary software and circuitry which are integral to each of the Company's products. The Company's corporate offices are located at 7070 and 7050 South Tucson Way, Englewood, Colorado 80112, and its telephone number is (303) 649-1000.

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

                                                                    Year Ended
                                                                  September 30,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Traffic Safety................................................  65%   61%   61%
   Survey and Mapping............................................  31    35    34
   Industrial Controls...........................................   2     3     2
   Consumer......................................................   2     1     3

   The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of the Company's products for the periods presented:

                                                                    Year Ended
                                                                  September 30,
                                                                  ----------------
                                                                  2000  1999  1998
                                                                  ----  ----  ----
   Domestic......................................................  57%   56%   58%
   Foreign.......................................................  43    44    42

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

   In fiscal 1997, the Company initiated production and marketing of the UltraLyte 100. Based upon the same pulse laser measurement technology as the Marksman, the UltraLyte represents the Company's second generation technology and was designed to reduce the size, weight and manufacturing cost of the previous model design. In addition, the UltraLyte utilizes standard batteries as an internal power source. In the same year, the Company developed the UltraLyte 200, which incorporated an inclinometer, enhancing the surveying capabilities for use in accident reconstruction and investigation. In fiscal 1998, the Company developed longer-range versions of the UltraLyte, the UltraLyte 100LR and the UltraLyte 200LR.

   The Company's hand-held laser speed measurement devices have several advantages over radar speed measurement devices. As distinguished from radar devices, the Marksman and UltraLyte can be aimed directly at a specific vehicle, thereby eliminating the difficulty associated with radar measurement devices of distinguishing one vehicle from another. Additionally, the Marksman and UltraLyte measure speed in less than half a second with a laser beam that spans only three feet at a distance of 1,000 feet and produces almost no detectable energy beyond the target vehicle. Radar guns, on the other hand, are generally required to track vehicle speed for several seconds in an attempt to positively identify a vehicle.

   Radar guns also produce a wider beam width of approximately 200 to 400 feet at a range of 1,000 feet which can readily be detected by the targeted vehicle as well as other oncoming vehicles equipped with radar detectors. Conventional radar detectors, which cannot detect the light beam generated by the Marksman or UltraLyte, have been effective against radar because of the wide beam width produced by radar devices. This radar beam continues to widen as the distance from the gun increases and can readily be picked up by a radar detector as much as a mile away from the radar gun, giving the driver of a vehicle advanced warning and time to slow down, thus potentially avoiding a speeding ticket.

   Consumer laser detectors exist that will detect the Marksman or UltraLyte only when the vehicle equipped with such a detection device is being targeted. However, because the measurement period of the Marksman and UltraLyte is less than half a second, there is no reaction time for the driver to reduce their speed before the police officer obtains a positive speed reading. As laser speed enforcement has become more widely used as an effective means of speed enforcement, a number of consumer laser jamming devices have also entered the market. Such laser jammers have limited effectiveness against the Company's products due to the sophisticated nature of the Marksman and UltraLyte's internal targeting software. In 1995, to combat the use of laser jamming devices, the Company developed the capability within its products to detect when a jamming device is potentially in use. This feature has proven to be a very useful tool to speed enforcement officials in certain jurisdictions where the use of jamming devices is prohibited.

   In 1995, the Company introduced a patented measurement feature known as "distance-between-cars," or "DBC." This is an optional feature that can be integrated into the Marksman and UltraLyte's firmware capabilities and is used to measure the distance and/or time between two traveling vehicles. This capability has primarily been of interest in international markets where governments closely monitor vehicle separation to improve traffic safety. Domestically, with the increased occurrence of "road rage," the ability to accurately measure the trailing distance of a vehicle may become desirable as police agencies seek hard evidence for enforcement. Management believes that the DBC feature addresses this application and increases the utility and efficiency of the Company's hand-held laser speed measurement products.

Laser DigiCam Photo Laser System

   In 1995, the Company began commercial production of the "Laser DigiCam" photo laser system which integrates a video camera and associated equipment with the Marksman. The Laser DigiCam system monitors the speed of vehicles in a specific lane of traffic, and when a speeding vehicle is detected, it takes a digital picture of the vehicle and prints the speed, time and date on the picture. This produces positive evidence for generation of a speeding ticket that can then be mailed to the violator. As an optional feature to this system, the Company also developed a night illumination system enabling night use of the Laser DigiCam. The Laser DigiCam system has historically been sold into international markets, where conventional photo-radar systems have been accepted as a standard form of traffic enforcement.

   The Company has observed a growing interest from international markets for the incorporation of visual evidence to support a speeding violation. While the existing Laser DigiCam system accomplishes this task, it is a complex system which is cost prohibitive to establishing a large customer base. In fiscal 2000, the Company began development of a second generation, lower cost photo laser system known as the "Micro DigiCam." The Micro DigiCam system is designed to operate with the UltraLyte, and is a custom integration of the latest low-cost technology in data acquisition and management. This system takes advantage of the increased capabilities of current handheld palm-computing platforms, which utilize "Windows CE" operating systems, to produce the lowest-cost solution for a photo laser product. The Micro DigiCam is currently in the final stages of development and is expected to be in production by the second quarter of fiscal 2001.

Traffic Data Collection Modules

   In addition to measuring speed, the Marksman and UltraLyte also measure distance. This feature enables the instruments to be used for a variety of applications outside of speed enforcement. In 1995, the Company introduced "QuickMap," a system which allows the use of the Marksman and UltraLyte for accident investigation and reconstruction. QuickMap is a software module integrated into a data collector which can be used in conjunction with the Company's hand-held laser devices to expedite the collection and processing of data at accident sites and crime scenes. The surveying capabilities of the Company's UltraLyte 200, which includes an inclinometer, enhances the instrument's use for accident investigation applications. Currently over 400 agencies and private companies use QuickMap.

   During 1999, the Company introduced QuickMap 3D, a substantially enhanced software version which provides three dimensional data collection and presentation. This upgrade allows the incorporation of the Company's MapStar Angle Encoder or Electronic Compass Module into the QuickMap system, increasing overall utility by providing horizontal angle information into the logged data. The Company believes this upgrade addresses needs for an expanded accident investigation market and offers compelling capabilities including elevation mapping and automatic map creation to existing users.

   Another element of traffic safety that has been enhanced by the Company's technology is the gathering of statistical data. Traffic engineers and law enforcement officials are able to conduct and document traffic speed surveys more efficiently using the Marksman and UltraLyte laser speed detection systems than with conventional methods. In 1993, the Company introduced a statistical compilation software package known as "SpeedStat." This product gathers and formats traffic survey data on a portable laptop computer by utilizing a data communications interface with the Marksman or UltraLyte.

   In 1996, the Company improved its statistical data product by introducing "SpeedStat DC," a companion to QuickMap. Similar to the original SpeedStat product, SpeedStat DC enables more efficient collection and compilation of traffic engineering statistics by replacing the laptop computer with a hand-held data collector. The use of a data collector provides traffic engineers and law enforcement officials with a more portable and affordable statistical compilation system.

   During fiscal 2000, the Company focussed on upgrading its traffic data collection modules to make use of the most up-to-date technology. To accomplish this, both QuickMap 3D and SpeedStat were released in Windows "CE" versions. This improvement allows both packages to be operated on the most recently available handheld palm-computing platforms, improving the operator interface and increasing general utility.

Impulse Accident Investigation Laser

   In fiscal 1996, the Company introduced a new generation of lasers for general distance measurement. The "Impulse" series, while marketed primarily to the survey and mapping industry, gained quick acceptance in the accident investigation segment of the law enforcement community. The Impulse is smaller in size and weight and lower in cost than the Company's Marksman and UltraLyte laser speed detection systems for this application. Like the UltraLyte 200 model, the Impulse 200 also features an integrated inclinometer that provides the operator with more detailed mapping measurements. Additionally, the Impulse is compatible with the QuickMap accident investigation tool, providing a lower cost solution for users that don't require speed measurement capability.

SpeedAlert Trailer

   While the Company primarily markets internally produced pulse-laser products, steps have been taken to add complementary, externally manufactured products to expand distribution and increase market penetration. During fiscal 1997, to augment the Company's Traffic Safety business, the "Speed Alert" automated speed measurement trailer was released. Designed for unattended operation to encourage voluntary speed compliance, the Company's SpeedAlert trailer measures and displays vehicle speeds for use within school zones, suburban neighborhoods, or other areas where increased awareness is desired. Additionally, the Company's SpeedStat CE product can be combined with the SpeedAlert, providing statistical data collection for improved operational efficiency.

VMS 2000 Video Mapping System

   In 1999, the Company announced an exclusive agreement with Red Hen Systems to embed Red Hen's proprietary GPS video mapping technology into products the Company would potentially market for in-vehicle law enforcement applications. Due to various business related issues, including, but not limited to pricing and distribution conflicts, the VMS 2000 project has been abandoned. The Company will continue to investigate possible market opportunities in this area, but has no ongoing product development or marketing activities occurring at this time.

Survey and Mapping Products

Criterion Series of Hand-Held Survey Lasers

   The "Criterion" was originally developed in collaboration with the United States Forest Service in 1992 for use by foresters to accurately and quickly measure certain aspects of trees to determine harvest volumes and to survey roads, bridges, hiking trails and campgrounds. The Criterion is a small, portable laser measurement system consisting of a laser range finder, an electronic compass and an electronic inclinometer. These components provide the ability to measure distance, azimuth and inclination and, therefore, the capability of calculating heights and X,Y,Z coordinates. The Criterion can record these measurements in seconds as compared to several minutes using conventional manual methods. Data captured by the Criterion is maintained in the system in a form ready for computer downloading, which eliminates errors associated with manually transcribing numbers in the field for future manipulation.

   The Company's second-generation Impulse product line, in most cases, has replaced the Criterion product line, as discussed below. The Company discontinued the Criterion line in the latter part of fiscal 1999.

Impulse Series of Hand-Held Survey Lasers

   During fiscal 1996, the Company developed a second-generation surveying instrument, the "Impulse." Other survey lasers on the market, including the Criterion series, may weigh as much as six pounds. The Impulse, weighing approximately two pounds, can be carried on a belt clip, and its ergonomic design allows full operation of the instrument with only one hand. Management believes that the smaller size and lower price point of the Impulse make the technology more accessible for an increased number of users and applications in the survey and mapping industry. The Impulse is also marketed as part of the Company's Traffic Safety product line for use in accident investigation applications.

   In fiscal 1997, the Company expanded the Impulse product line to include four new models. The original product line included the "Impulse 100," the standard distance-only model, and the "Impulse 200," the standard model with an electronic inclinometer. The "Impulse 100 LR" and "Impulse 200 LR" versions were engineered with the ability to measure longer distances to low reflective targets than what is possible with the Company's standard Impulse line. In 1997, the Company also introduced the "Impulse 100 XL" for longer range, lower accuracy applications. The Impulse 100 XL has the ability to measure distances in excess of 2,000 meters. In 1999, the Company introduced the "Impulse 200 XL," which offers the same range capability as the 100 XL model but also includes an inclinometer for elevation measurements.

MapStar Modular Measurement System

   In fiscal 1998, the Company introduced the MapStar modular measurement system. The Mapstar system strategy allows a user to combine any of the Company's Impulse or UltraLyte products with other sensors, data collection software, and/or accessories. Because of the modular design of the Mapstar system, such combinations are available to the user, as needed, to meet individual application needs.

MapStar Digital Compass Module

   The first released component of the MapStar system was the Digital Compass Module ("MSCM"), which debuted in fiscal 1998. The MSCM utilizes flux-gate technology to measure absolute heading information relative to magnetic north, and represents a deviation for the Company from its traditional pulse-laser products. The modular configuration of the MSCM facilitates an easy interface to most of the Company's Impulse and UltraLyte models. The MSCM completes the last component (horizontal angle) required for the Impulse to become a complete three dimensional mapping instrument. With the addition of the MSCM, the Impulse provides all of the basic measurement capabilities of the original Criterion 400 at a lower price.

MapStar Angle Encoding Module

   In the third quarter of fiscal 2000 the Company began production of the MapStar Angle-Encoding Module ("MSAE"). The MSAE is a relative angle measurement device which produces horizontal angle readings to a greater accuracy than the MSCM. Although the MSAE is not susceptible to magnetic interference like the MSCM, it does require an angular reference in order to translate measurements into absolute headings. This newest entry into the MapStar system enables the Company's products to better penetrate survey and mapping applications that require higher accuracy such as stock pile surveys and mine face profiling. The MSAE also offers additional capabilities for Traffic Safety applications including crush analysis, a concern in accident investigation. Like the MSCM, the MSAE's modular configuration facilitates an easy interface to most Impulse and UltraLyte product models.

MapStar Software Modules

   In fiscal 1998, the Company introduced the first of its MapStar software modules, the Transmission and Distribution "T&D" Utility Pac. The software package is comprised of a field module that runs on a handheld data collector, and a Windows office-processing module, which downloads and formats the collected data. The field module links directly to any of the Company's Impulse model lasers and is designed to assist transmission and distribution engineers with a variety of measurement and design tasks. The Company's T & D Utility Pac allows one operator to gather the amount of information it would normally take two people to do, in about half the time. Moreover, the reflectorless laser capability of the Impulse increases the safety of gathering this data in difficult environments.

   In fiscal 1999, the Company released "en Campo," a survey and mapping module designed for use in a variety of applications to include stock pile volumes, preliminary site surveys, and natural resource mapping. This module operates on a hand held data collector and provides a low cost, portable field mapping solution.

The en Campo product was designed as a complement to the Company's laser instruments to provide a full mapping solution for those users that have not already purchased and adopted a software product for mapping in the areas listed above.

Integrated Data Collection Solutions

   Many market applications require the Company's Survey and Mapping lasers to be integrated with other hardware and software to provide a complete turnkey system. To facilitate this integration, the Company began establishing relationships with manufacturers of complementary hardware and software products in fiscal 1994. These relationships include the sharing of distribution channels and new product development.

   A relationship of this type was solidified in fiscal 2000 with Tripod Data Systems ("TDS"). The Company has entered into an agreement to market and sell TDS's "Solo CE" product, a Geographical Information System ("GIS") mapping module that can be used with a GPS and/or a laser to map assets quickly. The Solo CE product provides a complementary solution that will help the Company gain market share in the "GPS Offset" market. TDS is the largest third-party software manufacturer and distributor in the Survey and Mapping industry.

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

Ship Docking and Marine Applications

   Since fiscal 1997, ship docking system sales have primarily been to system integrators who purchase only the raw laser sensors and associated interface components manufactured by the Company for inclusion into more complex dock management systems. The Company also provides a hand-held laser measurement instrument for marine applications known as the "Mariner". The Mariner, which measures the speed and distance of an approaching or departing vessel, is a derivative of the Marksman product line.

Liquid Level Measurement Sensor Product Development

   In 1999 the Company announced it purchased certain assets, technology and patent rights from Multiwave Sensors, a Canadian company headquartered near Toronto, Ontario. Multiwave Sensors has designed a sensor which combines fiber optics with the Company's laser rangefinding technology in a manner that should facilitate an entry into new industrial markets. The Company intends to initially develop a fiber optic-coupled laser device which can measure the level of liquids and solids in storage tanks and processing facilities. In many such applications, the presence of explosive or volatile liquids has prohibited the introduction of electronic instrumentation into the measurement process.

   By utilizing Multiwave Sensors' technology, on which a patent has been issued, the Company can combine the accuracy and cost-effectiveness of laser measurement instrumentation with the safety of a fiber optic delivery system. This eliminates the risk of any electrical spark, because the fiber optic link enables the laser electronics to be located remotely from the optical elements placed inside the tank. In combining the two technologies, the Company can develop instruments which should improve process control in many industries by providing more frequent and accurate measurements of material level and flow within various facilities.

   Certain engineering and marketing personnel from Multiwave Sensors have joined the Company as a result of this transaction. Upon completion of the acquisition, Multiwave was renamed to Light Solutions Research, Inc. ("LSR"). This Canadian subsidiary of the Company will continue the development of an industrial product line utilizing the technology acquired in the transaction.

Other

   Other market applications exist for the Company's pulse laser technology. The National Aeronautics and Space Administration ("NASA") uses a modified version of the Marksman on space shuttle missions involving "close proximity operations." The laser is used to determine the distance and closing speed of remote objects during satellite deployment or retrieval, or during docking maneuvers. While NASA is a relatively small customer of the Company, Management believes that NASA's use of the technology adds to the Company's credibility as a leader in the laser-based measurement industry.

Consumer Products

Bushnell Yardage Pro Laser Rangefinders

   In 1995, the Company completed development of a consumer related laser rangefinding product, in conjunction with the Bushnell Corporation ("Bushnell"), formerly the Sports Optics Division of Bausch and Lomb. Since then, the Company has worked with Bushnell to produce a series of new products which have greater range and are more affordable. These represent a second generation of consumer laser products being marketed by Bushnell, and have replaced models of the initial product line.

   The Company receives running royalties on cumulative net sales of these consumer products, has received reimbursement of certain development costs for the initial development and design, and retains the right to pursue consumer markets outside the sports technology area. The Yardage Pro product line is marketed by the Company to price conscious customers within its Survey and Mapping business units and to law enforcement customers for SWAT applications. All ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro product line are retained by the Company. The Company's royalty and licensing income related to this agreement was approximately $943,422, $805,000 and $1,013,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Seasonality

   Management believes that seasonal effects on sales of its Traffic Safety products are non-existent. Although the Company's Traffic Safety business is not of a seasonal nature, sales of its Traffic Safety products may continue to vary between financial periods based upon the capital procurement processes and fiscal year budgeting cycles of state and municipal law enforcement agencies. Historically, the Company has realized a moderate decline in sales of its Survey and Mapping products in areas affected by colder weather during the winter months. Royalties resulting from consumer product sales are seasonal in nature, with the third and fourth quarters of the calendar year producing increased results due to the Christmas buying season.

Manufacturing Operations

   The Company's manufacturing operations primarily consist of the assembly, calibration and testing of its products. Currently, most of the raw components used in the Company's products are procured from external manufacturers who supply to the Company's specifications.

   Although the Company is not dependent upon any single source of supply, during the first quarter of fiscal 2001, the Company has experienced difficulty securing certain product components. This situation could present a temporary problem in the event that a transition of suppliers is required. Management has taken steps to remedy this problem, but believes that the incident could have a material impact on first quarter revenues. The Company is taking appropriate measures to minimize the risk of this situation.

   The Company maintains certain supply arrangements on long lead time items to purchase inventory as dictated by product sales. Additionally, the Company believes that there are adequate alternative suppliers for its foreseeable needs. Most of the Company's products carry a one year limited warranty against manufacturing defects, with the UltraLyte products having a two year standard warranty for competitive market reasons. To date, there have been no material expenditures on warranty claims.

   In October 1998, the Company entered into a sublease arrangement on an adjacent building adding approximately 22,000 square feet which the Company began using primarily for expanded engineering activities during fiscal 1999. Management believes that the Company's manufacturing facilities are adequate to meet production needs throughout the foreseeable future.

Product Research and Development

   Research and development costs related to the Company's instrumentation and proprietary technology are expensed as incurred and included in operating expenses. During fiscal 2000, the Company continued to direct its research and development activities on developing new products with Bushnell Corporation (see Consumer Products) and improving its current product lines as well as focusing on new product developments. Research and development costs totaled approximately $1,274,900, $920,600, and $757,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

   In fiscal 2000, the Company released the MapStar Angle-Encoding Module ("MSAE"), a new addition to the MapStar modular measurement system. The MSAE measures precise relative horizontal angles and can be used in conjunction with Impulse 200 and UltraLyte 200 models to produce three dimensional positional information. This universal product has applications in both the Company's Traffic Safety and Survey and Mapping markets. During this same period, development progressed on the "Micro DigiCam," a new low-cost Photo Laser System that should have a significant impact on international Traffic Safety sales. The Micro DigiCam is currently in the pre-production stage and is scheduled for production release in the second quarter of FY2001.

   Fiscal 2000 also brought increased development in new technology areas for the Company. Progress continued on the Liquid Level Measurement Sensor ("LLMS"), a significant product entry into the industrial controls market which combines the Company's proprietary laser measurement technology with a fiber optic delivery system. The LLMS represents a new technical milestone for the Company in regards to measurement precision, and is anticipated to be in production in the third or fourth quarter of FY2001. A custom Application Specific Integrated Circuit ("ASIC"), which incorporates proprietary technology of the Company into a small, low cost semiconductor package was completed in FY 2000. The ASIC design represents years of development experience in the field of pulse laser measurement, and should allow the Company to make significant strides in reducing future product size and cost, while maintaining or even improving performance. The ASIC design was integrated into a new, lower-cost consumer product for the Bushnell Corporation, which is scheduled for release in early 2001.

Marketing, Distribution and Customers

   The Company presently markets its products to three major classes of customers; International, Domestic Traffic Safety and Domestic Survey and Mapping. For the fiscal year ended September 30, 2000, the Company's total foreign shipments accounted for 43% of overall sales, of which Asian and European shipments comprised 63% collectively. Domestic Traffic Safety, including state and local law enforcement agencies comprised approximately 32% of total sales. Sales to the Company's Domestic Survey and Mapping dealer network comprised 23% of the total. The Company primarily markets its products using on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail. See Note 8 of the Company's consolidated financial statements for further discussion on customers, export sales and concentrations of credit risk.

Traffic Safety Products

   The Company primarily markets its Traffic Safety products domestically to law enforcement agencies of state and municipal governments. To date, the Company's sales force serving this market includes six direct field sales representatives, three inside sales support personnel and a national sales manager who also covers a field sales territory. Distribution of domestic Traffic Safety Products is accomplished primarily by direct representation. For fiscal 2000, the largest domestic customer of the Company's Traffic Safety Products was the state of Ohio. Other high volume states in 2000 included California, Oregon, Michigan, Florida, Illinois, Massachusetts, Texas, Washington, Colorado, Iowa, Wisconsin, Utah, New York, Missouri, New Jersey, New Hampshire, North Dakota, Indiana, Georgia, Pennsylvania, and Arkansas.

   Internationally, the Company markets its Traffic Safety product line through local foreign distributors to agencies of foreign governments including municipal law enforcement agencies and transportation ministries. The Company has established distribution channels for its Traffic Safety products in most industrialized countries. To date, the Company's foreign distributors in Italy, the United Kingdom, Malaysia, Korea, Australia, France, Canada and Brazil account for the highest volume of hand-held laser speed detection systems and photo-laser systems purchased internationally. As of September 30, 2000, the Company has established Traffic Safety distribution in forty-two foreign countries.

   In April 1996, the Marksman was certified by the IACP to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List. Products listed on the IACP Approved Products List are more readily purchased with federal funding available from the United States Department of Transportation, allowing easier access to law enforcement agencies who wish to procure such devices. In fiscal 1998, initial compliance testing of the Company's UltraLyte was completed and both the UltraLyte 100 and UltraLyte 100 LR models were added to the IACP Approved Products List. Approval of the UltraLyte 200 models was completed during fiscal 1999 and these products were also added to the IACP Approved Products List at that time.

   Various foreign standards have also been established for laser speed enforcement equipment. The Marksman has been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France, Italy, South Africa, Brazil and Chile. The Marksman has also been tested and approved for use in Canada by the Royal Canadian Mounted Police ("RCMP"). In fiscal 1997, the Company's second generation UltraLyte was also approved by the RCMP. In fiscal 1998, the UltraLyte was approved in Germany and Austria. The UltraLyte received approval in the United Kingdom and the Netherlands during fiscal 1999. In fiscal 2000, the UltraLyte was approved in Italy, Chile and Brazil. The UltraLyte continues to be tested in several other European countries where national approvals are required. Similar to the domestic market, the UltraLyte is expected to achieve foreign acceptance based upon previously set performance standards.

   In fiscal 1996, the Royal Malaysian Police negotiated a two-year, renewable contract for the purchase of the Company's Laser DigiCam systems. Sales to this agency comprised 11% of the Company's Traffic Safety revenues in 1997. No significant sales were made to this customer during fiscal 1998 or 1999. During fiscal 2000, 5.4% of the overall Traffic Safety revenues were to the Royal Malaysian Police. The Company believes that primary sales opportunities for the Laser DigiCam are in international markets and intends to continue marketing the system through its existing international Traffic Safety distributor network. The Company also continues to monitor the U.S. market for potential interest in the Laser DigiCam system and will increase its marketing efforts domestically as the potential of this business segment rises. Management feels that the introduction of the lower-cost Micro DigiCam in fiscal 2001 will open up new markets both domestically and internationally for the photo-laser systems, accessing a customer base previously untouched by the existing higher-priced systems. In addition, the Company is aware of a trend occurring in some foreign countries where it may soon be a requirement to present an image of the violator, along with the results of a speed measurement device, in order to prosecute a speeding case.

Survey and Mapping Products

   The Company's Survey and Mapping products are primarily sold domestically through its established dealer network, and internationally through its foreign distributors and dealers. In fiscal 2000, the number of dealers in the Company's domestic distribution network which market and support its Survey and Mapping products was approximately one hundred seventy. Internationally the number of dealers was approximately fifty-two.

   Management believes that the introduction of the Impulse series of survey lasers late in fiscal 1996 provided two immediate marketing benefits to the Survey and Mapping area. First, the Impulse provides an entry-level, broad use product for the Company's already identified survey and mapping market segments, at a reduced size, weight, and price point. Secondly, these same improvements allow the Company access to broad new general measurement markets that previously have not considered laser measurement to be a viable option. These markets include commercial material measurement and estimation, engineering construction, and landscape design. Additional market opportunities for the Company's Survey and Mapping product line include the paper, mapping, mining, environmental, telecommunication, and utility industries. Domestically, the Company currently markets to such industries through its dealer network which is directed by a national sales manager and four regional sales managers

   To date, the Company's distributors in Canada, Japan, China, Australia and Germany account for the highest volume of Survey and Mapping products purchased internationally. The Company currently markets its Survey and Mapping products through foreign distribution channels to similar industries as those noted above for domestic distribution. As of September 30, 2000, the Company has established distributors for its Survey and Mapping product line in approximately forty-four foreign countries.

Consumer Products

   The Company currently participates in the consumer products market primarily through its relationship with Bushnell. The Yardage Pro product line is marketed by Bushnell through sporting retail outlets. The Company receives royalty payments pursuant to a licensing agreement with Bushnell. The Company also markets the Yardage Pro products within its own business segments as a low cost option for low accuracy distance measurement applications.

Industrial Control Products

   In fiscal 1996, the Company completed development of a low cost, industrial laser distance measurement sensor, which is currently marketed for industrial applications. The Company also has an established business relationship with Telemotive Industrial Controls, Inc., ("Telemotive"), a world leading manufacturer of radio controls for material handling cranes and industrial vehicles. Pursuant to a contract with Telemotive, laser sensors developed and manufactured by the Company are integrated into systems marketed under the

Telemotive brand name. In exchange for minimum purchase commitments of the Company's industrial laser sensors, Telemotive has received exclusive rights to sell the sensors within the material handling market. Due to Telemotive's successful introduction of its systems in fiscal 1997, the minimum purchase commitment was increased in 1998 and 1999, and remained in place in 2000. Industrial laser sensor sales are expected to continue to positively impact the Company's fiscal results.

   As part of its acquisition of Multiwave Sensors in 1999, certain marketing personnel have contracted with the Company to build a distribution network for the upcoming liquid level sensor product. The level sensing market is traditionally served through a network of manufacturers' representatives and dealers, and Management believes this approach will likely be best for the Company's initial entry into the market. Upon the development of prototypes, these representatives will begin building a network of "beta test sites" and will recruit additional dealers to establish a national distribution network. The Company will also consider alliances or distribution arrangements with established companies currently serving this industry with alternative technology. Because laser measurement offers performance advantages over other technologies in particular applications, management believes these companies may desire access to the Company's product.

Internet Marketing Initiative

   In the fourth quarter of 1999 the Company announced a number of moves which are intended to expand the Company's abilities to interact with current and potential customers via the Internet. The Company entered into a relationship with Verio, Inc.("Verio") the world's largest domain-based Web hosting company and a leading national provider of business Internet services. Verio offers a broad range of services which allow small and medium-sized businesses to affordably and effectively develop e-commerce distribution and communications capabilities.

   The Company has maintained an Internet presence through its website since 1995. The relationship with Verio will provide the ability to take full advantage of the rapidly-expanding e-commerce and marketing capabilities of the World Wide Web. By providing current and potential customers with 24-hour, seven-days-per-week access to technical support, product updates, and training tools over the Internet, the Company will seek to expand its role as a "value-added" provider of measuring solutions and technology in its identified markets.

   Management expects to develop Internet marketing tools that will allow the Company to more effectively prospect for new customers and to work with its existing customers on a pro-active basis. Of equal importance, it is anticipated that this e-channel will provide the Company with the ability to more efficiently manage certain aspects of its customer relationships, to better serve customers at a lower cost. While management does not expect that the Internet will replace its existing sales force or distribution networks, it does believe the Internet will enable the Company to off-load certain tasks from individuals, allowing marketing personnel to focus on such key activities as account relationships and the pursuit of new customers.

   Over time, management believes these e-commerce capabilities may allow it to introduce products and services which are compatible with the Company's markets, but which previously have not justified the involvement of a traditional sales force.

Backlog

   As of September 30, 2000 and 1999 the Company had a backlog in sales of approximately $370,000 and $330,000, respectively, primarily attributable to sales of its Traffic Safety product line. Fiscal 2000 backorders were scheduled for delivery during fiscal 2001.

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

   The Company's hand-held laser speed detection devices have the ability to positively identify specific vehicles and are not detectable by conventional radar detectors. Additionally, consumer laser detectors and laser jamming devices are generally ineffective against the Marksman and UltraLyte.

   The ranging capabilities of the Company's hand-held laser speed detection systems are also used by law enforcement agencies to gather measurement information during accident reconstruction and investigation. In 1995, the Company introduced QuickMap, which enhanced the Marksman's use by law enforcement agencies for quickly collecting and processing information at accident sites and crime scenes. With the introduction of the UltraLyte 200, the Company further enhanced the surveying capabilities of the laser speed detection device by integrating in an electronic inclinometer. When used with the Company's QuickMap product, the UltraLyte 200 becomes both a speed measurement and mapping instrument.

   The Company's laser speed detection instruments provide additional capabilities distinct from market competitors. SpeedStat, a statistical compilation software package introduced in 1993, automatically gathers and formats traffic survey data on a portable computer when used with the Company's Marksman or UltraLyte. This allows traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently than with previous methods. DBC, introduced in 1995, allows the Company's laser speed detection systems to measure the distance and time between two moving vehicles. Additionally, the Company's Marksman and UltraLyte incorporate features to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of such devices is prohibited. The ranging capabilities of the Marksman and UltraLyte are also used by SWAT teams to measure target distances, and in drug interdiction, to measure tractor trailers for false compartments.

   The Company is aware of six other companies that market laser speed measurement devices. Kustom Signal, Inc., a Kansas company, markets a device pursuant to a license from the original developers, Laser Atlanta, Inc. and LaserCraft, Inc. Laser Atlanta, Inc. also began to market its own laser speed measurement device in 1999. Applied Concepts, Inc., a Texas-based company, and Monitron International, a company from the United Kingdom, have introduced laser speed measurement devices. Additionally, Riegl, an Austrian company, and Jenoptik, a German company, also market laser speed measurement devices in Europe. See "Patent Licensing Agreements."

   The Company presently believes that its hand-held laser speed detection systems are able to compete within this market based upon their proven measurement accuracy, positive vehicle identification, limited court challenges and difficulty in detection by the motorist. The Company also believes that its ancillary Traffic Safety products address applications that provide a competitive advantage over other laser speed measurement devices. The Company feels that its second generation technology provides a significant competitive advantage by providing lower cost and more ergonomically designed instrumentation.

   Management is aware of competitive photo-laser systems developed by Kustom Signals, Inc., by Oshung, a Korean company and by Poltech, an Australian company, which are similar in functionality to the Company's Laser DigiCam. The Laser DigiCam system also competes in similar markets as conventional photo-radar systems. Because the Laser DigiCam system has a much narrower beam than photo-radar systems on the market, the Company believes that the Laser DigiCam system provides better target identification and increased accuracy. Management intends to continue marketing the Laser DigiCam system at a sales price below that of high-end radar systems and believes that it can compete within this market based upon the superior performance of the Laser DigiCam system as compared to other available systems. The pending release of the new Micro DigiCam system should provide the Company with an even greater competitive advantage due to a significantly lower price point. Because of privacy laws within the U.S., Management believes that primary sales opportunities for the Laser DigiCam will continue to be in international markets.

   The Company recently became aware of a potential competing product to the QuickMap accident investigation system. A new speed laser mapping system developed and marketed by Laser Atlanta, Inc. has just been released, but currently the Company has limited knowledge of the product, and is not aware of any significant sales to date. Several competing products exist for the Company's SpeedAlert trailer, including products marketed by Kustom Signals, Inc., Applied Concepts, Inc., MPH Industries, Inc., Decatur Electronics and Mighty Movers. Management believes the SpeedAlert product provides an enhanced overall design compared to the competitors, and that the Company's price point for the product is competitive in the marketplace. In addition, the SpeedAlert is currently the only unit that is supplied with a Windows "CE" based statistics program for gathering traffic survey data.

   Historically, the Company's Survey and Mapping products compete with traditional measurement devices. In the domestic market there are two known competitors with laser measurement devices specifically designed for Survey and Mapping applications. One by Laser Atlanta, Inc., and a second device recently released by LaserCraft, Inc. Management also believes that the Company may compete in international markets with instruments developed and marketed by Riegl, an Austrian company, Jenoptik, a German company and MDL, located in the United Kingdom. The Company competes within this market based upon the quality of information generated by its Survey and Mapping products and the time saving features they provide as compared to traditional instruments. Additionally, Management believes that the Company's Impulse series of Survey and Mapping lasers compete within this market because of their reduced size, weight and price point as compared to other systems.

   The Company's MapStar compass module competes with a similar product marketed by MDL, but provides greater accuracy and functionality as compared to the competing unit. The only known competition for the Mapstar angle encoder module ("MSAE") is a product marketed by Laser Atlanta, Inc.

   The industrial laser distance sensors marketed through Telemotive were developed to replace existing radio frequency ("RF") based distance measuring devices. Pursuant to the terms of the existing contract, Telemotive has exclusive rights to the material handling market for any laser sensors developed under the contract by the Company, in return for minimum guaranteed purchases of the sensors.

   The Company believes that its industrial sensors will continue to compete with traditional measuring devices including radar and RF based systems, and in certain international markets, primarily Europe, with laser distance measurement instruments. Management intends to compete in these markets based on the unique measurement capabilities of its industrial laser sensors and because of their reduced size, weight and lower price point.

   The Company's consumer products mar5keted by Bushnell compete primarily with products developed by Asia Optical, Inc., a Taiwan-based company and marketed by Nikon, a Japan-based company.

Patents

   Certain processes by which the Company is able to produce its products are largely proprietary. The Company believes that patent protection of its technology and products that result from internal research and development efforts is important to the potential commercialization of the Company's technology. The

Company continually attempts to protect its proprietary technology by obtaining patent application protection, relying on trade secret laws and executing non-disclosure and confidentiality agreements with its employees and persons that have access to its proprietary technology.

   Costs associated with patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $148,000, $298,000, and $159,000 for the fiscal years ended September 30, 2000, 1999 and 1998 respectively. $196,000 of the 1999 patent costs was related to the acquisition of the Multiwave technology.

   To date, the Company has filed thirty-eight patent applications related to its various product lines with the United States Patent and Trademark Office in order to protect its current technology. Of this total, thirteen are continuations of previous applications. To date, thirty-one of these patents have been issued to the Company. Ownership of an additional U.S. patent was acquired as part of the Multiwave Sensors transaction.

   One patent, expiring in March 2011, relates to the Company's Criterion series of survey lasers providing coverage of forestry applications that include height and diameter measurement of trees. The Company has also been issued two patents, expiring in October 2011, on its original laser speed detection instrument. A fourth patent issued, expiring in May 2012, relates to a mechanical interface between one of the Company's Criterion hand-held survey lasers and an electronic theodolite, enabling the instruments to remain precisely aligned while sighting remote targets.

   In fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to the Company's Survey and Mapping product line which incorporates the Company's proprietary "Walkabout" software that enables field data collection in the G.I.S. mapping process. Additionally, the Company was granted a patent on its technology providing the capability of transmitting data using pulses of light generated from the Company's laser range-finders. This patent expires in July 2013. A seventh patent was issued, expiring in November 2013, related to the low cost design aspects of the consumer product developed for Bushnell.

   During fiscal 1997, two patents were issued on the Company's proprietary technology related to the consumer range-finding instrumentation developed for Bushnell. These patents expire in March 2014 and July 2014. Additionally, the Company was issued a patent, expiring in April 2014, related to its Traffic Safety product line associated with the method for measuring distance and time between traveling vehicles (DBC). The company was also granted a patent, expiring in December 2014, related to the Company's QuickMap accident investigation system.

   During fiscal 1998, one patent was issued expiring in December 2014 which was a continuation on an existing patent related to the Company's consumer range-finder. Three patents were issued related to the design and proprietary technology developed for the Impulse. These patents expire in February 2014, July 2014 and August 2014. Two patents were issued related to the UltraLyte, one on the laser jammer detection feature, which will expire in February 2014, and another noting the incorporation of tilt sensing capabilities within a laser speed measuring device and subsequently conducting 3D dimensional accident reconstruction, which will expire in September 2014. One patent was issued related to increased range performance in fog for marine applications and will expire in July 2014.

   During fiscal 1999, a patent was issued expiring in January 2015 which is related to circuit design within the Company's consumer range-finder products. Another patent was issued expiring August 2016 related to the Company's industrial laser range-finder currently used for in-plant collision avoidance applications. One patent was issued expiring August 2016 related to the design of the Company's Impulse product. Two patents were issued expiring in August 2016 related to the design and operation of the Company's MapStar modular measurement system. The Company was also granted a patent expiring in March 2016 related to the Company's Laser Digicam system used for speed detection and image capture of moving vehicles.

   During fiscal 2000, one patent was issued expiring in August of 2017 relating to the Company's low-cost consumer product design technology. Another patent issued expiring in August 2017 related to a lower cost technique for producing an industrial sensor. The Company was issued a third patent expiring in July 2017 related to an industrial sensor design. A fourth patent was issued expiring in January 2017 related to performance improvements for a laser sensor shooting through fog. A patent was also issued expiring in March 2018 related to laser bow sight consumer product. Another patent was issued expiring in July 2018 related to a method for remotely measuring target reflectivity. A seventh patent was issued expiring in April 2018 related to technology acquired in the Multiwave Sensor transaction, referencing a remote sensor head.

   To date eight additional United States patent applications have been filed, five of which are continuations of previously issued patents. Two of these new patents apply to the Company's Traffic Safety photo-laser products, one applies to the Company's Survey and Mapping products, two reference Industrial products and one has applications across multiple product lines, including consumer, Traffic Safety and Survey and Mapping. The last patent represents a new technology development for the Company, with potential in both the Survey and Mapping and Traffic Safety markets.

   Additionally, the Company extends many of its domestic patent filings into foreign applications. During fiscal 2000, two foreign patents expiring in 2017 were issued, one related specifically to the Company's Traffic Safety products, and another to the multiple markets of Survey and Mapping, consumer and Traffic Safety. The Company also has thirty-four patents pending in foreign countries related to U.S. patents issued or applications filed.

Patent Licensing Agreements

   In 1995, the Company, in conjunction with Bushnell, formerly the Sports Optics Division of Bausch and Lomb, completed development of the Yardage Pro 400 consumer laser range finder. This product, formerly known as the LyteSpeed 400, initiated a whole line of consumer products which are manufactured and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. Pursuant to the agreement with Bushnell, the Company retains all ownership of patents and trade secrets of the technology underlying the development of these products and has been issued seven patents related to this technology.

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

   In November 1997, the Company and Bushnell entered into a licensing agreement with Tasco Sales, Inc., ("Tasco"), whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro consumer laser range-finder. Tasco markets a laser range-finder, developed by Asia Optical, a Taiwanese Company that competes with the Yardage Pro series of range-finders. The Company and Bushnell have agreed to provide Tasco with the nonexclusive rights to market a laser range-finder incorporating certain features covered by claims of patents held by the Company and Bushnell. Pursuant to this agreement, the Company and Bushnell receive licensing fees based on a percentage of Tasco's gross sales.

   In June 1997, the Company agreed to license to Applied Concepts, Inc., ("ACI"), a patent relating to the Company's hand-held laser speed detection system. Under this agreement, the Company granted ACI the nonexclusive right to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration of the license agreement, the Company receives licensing fees as a percentage of net sales on each licensed device sold by ACI. ACI has never acknowledged infringement of the patent in question and is currently in discussions with the Company regarding the license agreement.

   In January 1998, the Company entered into a license agreement with Bushnell and Blount, Inc. ("Blount"), whereby the Company and Bushnell agreed to license certain patents related to the Yardage Pro product line which enables Blount to market a competitive product into the consumer sports market. This product is manufactured by Asia Optical, a Taiwanese company. Together, the Company and Bushnell receive running royalties on the net sales of Blount products.

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

   In July of 1999, the Company entered into an exclusive agreement with Red Hen Systems ("Red Hen"), which granted the Company a license to embed Red Hen's proprietary GPS video mapping technology into products the Company would potentially market for in-vehicle law enforcement applications. Due to various business related issues, including, but not limited to pricing and distribution conflicts, this project has been abandoned. As a result of this development, the agreement with Red Hen has been declared null and void.

   In 1999, the Company agreed to enter into a license agreement with Laser Atlanta Optics, Inc. ("LA") a patent relating to the Company's hand-held laser speed detection system. To date, the agreement has not been finalized.

Government Regulation

   The Company's laser products emit optical energy in a narrow spectrum and are regulated by the United States Food and Drug Administration ("FDA") and subject to approval by certain foreign governments. FDA regulations impose eye safety requirements on the Company's products and governments of most foreign countries have similar regulations. The Marksman and UltraLyte comply with FDA Class 1 eye safety regulations and have been given similar international ratings by laboratories in Austria and Germany.

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

   In 1995, the National Highway Traffic Safety Administration ("NHTSA"), working in conjunction with the National Institute of Standards and Technology ("NIST"), completed a national standard for performance specifications for laser speed measurement devices and established a laboratory testing facility at the University of California-Davis. In April 1996, the Marksman was certified by the International Association of Chiefs of Police ("IACP") to meet the federal standard for laser speed measurement devices and, was subsequently placed on the IACP Approved Products List. During fiscal 1998, the UltraLyte 100 and UltraLyte 100 LR completed compliance testing and were added to the IACP Approved Products List. The UltraLyte 200 and UltraLyte 200 LR completed testing during fiscal 1999 and were also added to the IACP Approved Products List.

   Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 2000, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

   Management recognizes that many foreign countries have centralized law enforcement and purchasing regulations requiring stringent performance and accuracy standards. Management primarily acknowledges that Western Europe purchasing authorities adhere to such performance and accuracy standards. The Company's laser speed detection products are subject to approval by certain foreign governments where regulatory controls exist for speed enforcement equipment. The Company has received approval for the Marksman from government agencies in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France, Italy, South Africa, Brazil and Chile. The Marksman and UltraLyte have also been tested and approved in Canada by the Royal Canadian Mounted police. The UltraLyte has been approved in Germany, Austria, the United Kingdom, the Netherlands, Italy and Chile, and is currently being tested in several other European countries.

   Historically, the Company's laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries. In June 1996, the Superior Court of New Jersey ruled in a specific case that insufficient test data had been presented to the court and ruled to not allow the instrument to be used in that court's jurisdiction. As a result, new testing was subsequently completed by the New Jersey State Police and the New Jersey Department of Transportation which was submitted to the court at a second hearing held in New Jersey in October 1997. In March 1998, the Superior Court of New Jersey ruled that state and municipal government agencies in the jurisdiction of the court will be allowed to use the Company's Marksman / LTI 20-20 series of laser speed guns in their vehicular law enforcement efforts. In November 1999, the New Jersey State Court of Appeals upheld the decision of the Superior Court of New Jersey.

Employees

   Management considers the Company's employees to be a valuable asset to continuing success, and feels the relations between the Company and its employees are good. As of September 30, 2000, the Company employed eighty-one persons, consisting of eleven management personnel, twenty-two employees engaged in the sales and marketing activities of the Company, thirteen engineering personnel, twenty-four production related personnel, four employees in customer service and seven administrative and office personnel. In addition to its full-time employees, the Company uses the services of one contractual design engineer and one contractual marketing representative.

                               ITEM 2. PROPERTIES

   As of September 30, 2000, The Company's facilities located in Englewood, Colorado provided approximately 47,000 square feet under a lease agreement expiring in July 2003. In total, the Company's facilities comprise 16,000 square feet of production space, 12,000 square feet allocated to research and development activities, 13,000 square feet is allocated to marketing and administrative activities and 6,000 square feet that has been subleased.

                           ITEM 3. LEGAL PROCEEDINGS

   On February 10, 1999 a securities class action complaint entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan H. Grothe and H. DeWorth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The Complaint alleged that the Company and certain of its officers and directors violated federal securities laws, particularly Sections10(b) and 20 of the Securities Exchange Act of 1934, as amended (the "1934 Act"). Specifically, the complaint alleged that the Company's financial statements were false and misleading during the "class period" (February 12, 1996 to December 23, 1998) and that the Company made certain false or misleading statements regarding the Company's financial statements during this period.

   The Company believes the action was premised in part on the resignation of the Company's independent accountant, BDO Seidman, LLP ("BDO"), on December 21, 1998, and the resignation of the members of the Audit Committee of the Board of Directors on January 7, 1999. The resigning members of the Audit Committee comprised the Special Audit Committee (the "Special Committee"). They resigned from the Board of Directors as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO's resignation, the Special Committee was conducting an independent investigation into the Company's accounting records and alleged irregularities relating to the Company's accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in the Company's shares on December 23, 1998. Trading was resumed on March 22, 1999.

   In its complaint, the plaintiff alleged that the resignation of BDO and the three directors was due to the Company's alleged unreliable and misleading financial statements. Plaintiff's complaint further alleged violations of
Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder.

   Five additional securities class actions and one stockholder's derivative suit were filed against the Company and certain of its former and present officers and directors. All cases were filed in the United States District Court for the District of Colorado and were consolidated.

   On October 6, 1999, the Company announced that it had entered into an "agreement in principle" for the settlement of all the aforementioned actions. On December 10, 1999, a Stipulation of Settlement was executed by the parties and filed with the Court, on October 19, 2000; the Court issued its Final Judgment and Order of Dismissal With Prejudice in the action. As a provision of the Final Judgment, the Court ordered the Company to issue 475,000 shares of its common stock and pay $850,000 in the settlement of the action. Following the appropriate hearing, the Court found that the aggregate settlement amount and other terms of the settlement reflected a good faith settlement of the actions. The Company reached an agreement with its insurance carrier whereby $740,000 of the cash portion of the settlement was paid by the carrier into the settlement escrow account. The remaining $110,000 in cash was paid into the settlement escrow account by certain individuals involved in the settlement, including the Company. The 475,000 shares were also issued and delivered to the settlement escrow account. These shares are equal to approximately 9.5% of the Company's total shares currently outstanding.

   Pursuant to the settlement, the 475,000 shares are free from restriction and will be distributed at various times, commencing on a date to be determined by the plaintiff's and their counsel. One-third of the shares will be distributed from the escrow account initially, one-third 60 days after the initial distribution, and the final third 120 days from the initial distribution.

   As a condition of the settlement, the Company is released from all future claims and actions by the plaintiffs and class members related to the pending actions. The costs of the settlement together with projected legal expenses involved in completing the settlement have been accrued in the Company's 1999 financial statements except for $18,430, which was recorded during fiscal 2000.

   On February 8, 2000, the Company filed a complaint against Nikon, Inc. ("Nikon") in U.S. District Court for the District of Colorado (Civ. No. 00-B-
272) for selling and using a product infringing one of the Company's patents. On July 26, 2000, the Company amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by the Company. On August 9, 2000, Nikon filed an answer and counterclaims, seeking a declaratory judgment that Nikon did not infringe the patents, that the patents are invalid and unenforceable, and that Nikon has been damaged by willful and unfounded assertions of infringement by the Company. The counterclaims do not quantify the damages sought. On September 28, 2000, upon a stipulated motion to withdraw, the Court ordered the dismissal, without prejudice to reassertion, of the counterclaims asserting that the patents-in-suit are invalid and unenforceable.

   The Company is vigorously prosecuting the lawsuit and defending the counterclaims. The parties have just begun formal discovery in this matter, and the Company recently filed a motion seeking to amend the complaint to add as a defendant Nikon's Taiwanese supplier, Asia Optical Co., Inc. The Court has not yet ruled on this motion. A trial is scheduled for March 25, 2002. The Company and Nikon have agreed to attempt to resolve this dispute with the help of a mediator and are currently working on a mediation schedule.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended September 30, 2000.

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

   The Company's common stock is listed on the American Stock Exchange ("LSR"). As of September 30, 2000, 5,235,867 common shares were outstanding and the Company had approximately 424 shareholders of record which figure does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of the common stock for each calendar quarterly period as reported on the American Stock Exchange.

Stock Prices

                                                                     High   Low
                                                                     ----- -----
   2000
     First Quarter.................................................. $4.00 $1.31
     Second Quarter.................................................  2.38  1.50
     Third Quarter..................................................  1.81  1.25
     Fourth Quarter****.............................................  1.63  0.88
   1999
     First Quarter**................................................ $3.25 $1.25
     Second Quarter.................................................  2.18  1.31
     Third Quarter..................................................  2.06  1.13
     Fourth Quarter***..............................................  1.62  1.18
   1998
     First Quarter.................................................. $4.43 $2.87
     Second Quarter.................................................  4.06  3.12
     Third Quarter..................................................  5.93  3.31
     Fourth Quarter*................................................  3.87  2.87

--------
* The 1998 fourth quarter reflects the high and low sale prices of the Company's common stock reported by the American Stock Exchange through December 23, 1998. On that date, trading in the Company's stock was suspended. Trading was resumed on March 22, 1999.

** The 1999 first quarter reflects the suspension of trading until March 22, 1999 (see above).
*** The 1999 fourth quarter reflects the high and low sale prices through
    December 27, 1999.
**** The 2000 fourth quarter reflects the high and low sale prices through December 27, 2000.

Dividends

   The Company currently intends to retain earnings to finance its operations, therefore, the Company has not declared or paid cash dividends in the past, nor does the Company anticipate that it will distribute cash dividends in the foreseeable future.

                        ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data of the Company should be read in conjunction with the financial statements and notes thereto and the following Management's Discussion and Analysis of Financial Condition and Results of Operations. The financial data set forth below has been derived from the audited financial statements of the Company for the years ended 2000, 1999, 1998, 1997 and 1996. See "Review of Accounting Procedures."

                                                 Years Ended
                         ------------------------------------------------------------
                            2000        1999         1998        1997        1996
                         ----------- -----------  ----------- ----------- -----------
Statement of Operations
 Data:
 Net sales.............. $12,720,299 $11,814,654  $11,801,293 $ 9,308,768 $ 9,504,119
 Cost of goods sold.....   5,802,123   5,845,387    5,554,037   4,093,285   4,330,193
 Gross profit...........   6,918,176   5,969,267    6,247,256   5,215,483   5,173,926
 Royalty and licensing
  income................     959,015     932,796    1,242,732     868,931     401,121
 Total operating
  income................   7,877,191   6,902,063    7,489,988   6,084,414   5,575,047
 Operating expenses.....   7,361,190   8,211,854    6,205,024   5,342,067   4,058,908
 Settlement and
  Restructuring Costs...               2,071,257
 Income (loss) from
  operations............     516,001  (3,381,048)   1,284,964     742,347   1,516,139
 Interest income, net...      59,211       9,009      115,535     163,955     235,771
 Income (loss) before
  taxes on income.......     575,212  (3,372,039)   1,400,499     906,302   1,751,910
 Taxes on income........     233,800    (985,934)     504,000     312,000     580,000
 Net income (loss)......     341,412  (2,386,105)     896,499     594,302   1,171,910
 Net income per common
  share:
 Basic earnings (loss)
  per common share......         .07        (.48)         .18         .12         .22
 Weighted average shares
  outstanding...........   5,011,220   4,994,622    4,985,902   4,998,351   5,209,981
 Diluted earnings per
  common share..........         .06        (.48)         .15         .10         .15
 Diluted average shares
  outstanding...........   5,642,720   4,994,622    5,981,235   5,918,934   7,875,898
                                                September 30,
                         ------------------------------------------------------------
                            2000        1999         1998        1997        1996
                         ----------- -----------  ----------- ----------- -----------
Balance Sheet Data:
 Working capital........ $ 6,918,219 $ 5,753,229  $ 8,434,703 $ 7,803,965 $ 7,697,763
 Total assets...........  10,863,213  11,211,708   12,515,957  11,144,626  10,650,583
 Short-term debt,
  including current
  maturities of long-
  term debt.............      83,727      91,621       76,564         --          --
 Long-term debt less
  current Maturities....      14,364     114,400      159,549         --          --
 Total stockholders'
  equity................   9,026,166   8,678,243   11,044,810  10,154,361   9,683,983

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

                                                               Years Ended
                                                              September 30,
                                                              -----------------
                                                              2000  1999   1998
                                                              ----  ----   ----
   Net sales................................................. 100%  100%   100%
   Cost of goods sold........................................  46    49     47
                                                              ---   ---    ---
   Gross profit..............................................  54    51     53
   Royalty and licensing income..............................   8     7     11
   Total operating income....................................  62    58     64
   Operating expenses........................................  58    69     53
   Settlement and Restructuring Costs........................   0    17      0
   Income (loss) from operations.............................   4   (28)    11
   Interest income, net......................................   1     0      1
   Taxes on income...........................................   2    (8)     4
                                                              ---   ---    ---
   Net income (loss).........................................   3%  (20%)    8%
                                                              ===   ===    ===

   The following table provides a breakdown of the net sales and respective percentages of net sales of the Company's various product lines. Sales of the Company's less significant revenue producing products are classified as "Other" for presentation purposes.

                                              Years Ended September 30,
                                         -------------------------------------
                                            2000         1999         1998
                                         -----------  -----------  -----------
   Traffic Safety....................... $ 8,332,207  $ 7,237,259  $ 7,148,563
   Percentage of revenues...............          65%          61%          61%
   Survey and Mapping................... $ 3,877,196    4,069,023    3,990,523
   Percentage of revenues...............          31%          35%          34%
   Industrial Controls.................. $   241,810      353,915      271,160
   Percentage of revenues...............           2%           3%           2%
   Consumer.............................     269,086      154,551      391,047
   Percentage of revenues...............           2%           1%           3%
                                         -----------  -----------  -----------
   Total Revenues.......................  12,720,299   11,814,654  $11,801,293
                                         ===========  ===========  ===========

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

   Net sales for the fiscal year ended September 30, 2000 ("2000") were $12,720,299 compared to $11,814,654 realized during the fiscal year ended September 30, 1999 ("1999"), representing a 7.7% increase. In 2000, significant increases in the Company's Traffic Safety and Consumer product sales had the greatest impact on total revenues. These increases helped offset decreases in Survey and Mapping and Industrial product sales.

   Sales of the Company's Traffic Safety products increased 15% from $7,237,259 in 1999 to $8,332,207 in 2000. Domestic Traffic Safety product sales decreased 0.4% from $4,023,828 in 1999 to $4,009,206 in 2000 primarily due to the reallocation of state funding in the southeast region. International Traffic Safety product sales increased 34.5% from $3,213,431 in 1999 to $4,323,001 in 2000 due to increased implementation of laser products as government agencies have realized the positive benefits resulting from the use of the UltraLyte series of lasers. The recent approval for use of the UltraLyte in several countries allows distributors to order the Company's speed measurement products for use as a mainstream traffic enforcement tool rather than just evaluation and homologation purposes.

   Overall sales of the Company's Survey and Mapping products decreased 4.7% in 2000 to $3,877,196 from $4,069,023 in 1999. Domestic Survey and Mapping product sales increased 27% to $2,906,542 in 2000 from $2,288,239 in 1999 primarily due to a restructuring of the segment's sales force, providing improved service and support to domestic dealers and a stronger presence at trade shows. International sales of the Company's Survey and Mapping products decreased 45.5% from $1,780,784 in 1999 to $970,654 in 2000. International sales were negatively impacted by the strong dollar, the delay in the recovery of the Asian economy, the discontinuation of the Criterion laser series and increased competition in Europe.

   International sales of the Company's products in 2000 were $5,524,974 compared to $5,146,480 realized in 1999. Sales internationally comprised approximately 43% of the Company's total revenues in 2000 compared to 44% of total revenues in 1999.

   Gross profit as a percentage of sales was 54% in 2000 compared to 51% for 1999. The increase in gross profit margins in 2000 was primarily due to a more profitable product mix. Increased profitability was due to improving sales of second generation products such as the UltraLyte series, increased output on the production line and a reduction in specific materials cost.

   Royalty income earned in 2000 is derived primarily from the Company's agreement with Bushnell for sales of the Yardage Pro series of consumer laser range finders, in addition to other licensees. Royalty income increased approximately 2.8% to $959,015 in 2000 from $932,796 in 1999. The increase in royalty income during 1999 was due primarily to a stabilization of the Bushnell product line, along with the exit of some market competitors. Management believes that royalty income received from its current licensing arrangements will continue to positively impact the Company's results of operations. See "Royalty and Licensing Income."

   Total operating expenses decreased approximately 10.4% to $ 7,361,190 in 2000 from $10,283,111 in 1999. Decreased operating expenses realized in 2000 as compared to 1999 can be attributed to lower executive, administrative and legal expenses associated with the absence of litigation, a reduction in staff and improvements in operational processes to increase efficiency. Operating profit before legal and severance costs associated with restructuring of management and employees was equal to $692,956.

   Increased sales and gross profit margins combined with the decrease in operating and litigation-related expenses in 2000 resulted in a net income for the year. Combined with income earned on investments of $59,211 and $9,009 in 2000 and 1999, respectively, the Company realized an income before taxes of $575,212 in 2000 compared to loss before taxes of $3,372,039 in 1999. After taxes on income, the Company realized a net income of $341,412 or $.07 basic earnings per share in 2000 compared to net loss of $2,386,105, or $.48 basic earnings per share in 1999.

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

   Sales of the Company's Traffic Safety products increased 1.2% from $7,148,563 in 1998 to $7,237,259 in 1999. Domestic Traffic Safety product sales increased 6.5% from $3,777,215 in 1998 to $4,023,828 in 1999 while International Traffic Safety product sales decreased 4.7% from $3,371,348 in 1998 to $3,213,431 in 1999. Domestic Traffic Safety sales continued to benefit from second-generation products such as the UltraLyte, and, internationally, sales were down slightly due to fluctuations in the purchasing cycles of government agencies.

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

   International sales of the Company's products in 1999 were $5,146,480 compared to $4,955,263 realized in 1998. International sales comprised approximately 44% of the Company's total revenues in 1999 compared to 42% of the Company's total revenues in 1998. International sales of the Company's products are expected to continue to comprise a significant portion of its revenues.

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

   Total operating expenses increased approximately 32% to $ 8,211,854 in 1999 from $6,205,024 in 1998, exclusive of Settlement and Restructuring costs (see below). Increased operating expenses realized in 1999 as compared to 1998 can be attributed to both non-recurring charges to income, and ongoing operating costs. Non-recurring costs amounted to a total of approximately $1,100,000. Significant factors included increased audit fees associated with the re-audit of fiscal years 1993-1997, increased allowance for doubtful accounts, write-down of selling samples and equipment, write-down of obsolete plant, property and equipment, and pre-restructuring salary expenses. Increases to on-going operating costs can largely be attributed to increased research and development costs associated with new personnel, increased advertising costs, increases in the Company's medical and directors and officers insurance, increased depreciation expense, and increased rent associated with expanded facility leases. The Company anticipates that operating expenses will decrease in the upcoming year as the one-time costs are not repeated and management works to bring expenses better in line with revenues.

   Litigation related costs incurred in 1999 were related to the costs of legal defense and settlement of the class action lawsuits and Securities and Exchange Commission investigation conducted during the year. The litigation and SEC matters were substantially resolved during 1999 and those costs were not expected to be repeated in 2000 although $18,430 was expensed in 2000. The Restructuring costs were related to the termination of employment of the former Chief Executive Officer and Chief Financial Officer of the Company. All of the aforementioned costs were accrued as fiscal 1999 expenses.

   Decreased royalty income and decreased gross profit margins combined with the increase in operating and litigation-related expenses in 1999 to result in a net loss for the year. Combined with income earned on investments of $9,009 and $115,535 in 1999 and 1998, respectively, the Company realized a loss before taxes of $3,372,039 in 1999 compared to income before taxes of $1,400,499 for the comparable 1998 period. After taxes on income, the Company realized a net loss of $2,386,105 or $.48 basic earnings per share in 1999 compared to net income of $896,499, or $.18 basic earnings per share in 1998.

Foreign Sales

   Foreign sales of the Company's products were 43%, 44% and 42% for the fiscal years ended September 30, 2000, 1999 and 1998, respectively. Management believes that foreign sales of the Company's products will continue to comprise a significant portion of its revenues. The Company requires that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make the Company's products less competitive in those markets.

Research and Development Costs

   Research and development costs related to the continual development of the Company's products are expensed as incurred and included in operating expenses. Research and development costs totaled approximately $1,274,900, $921,000 and $757,000 for the years ended September 30, 2000, 1999 and 1998, respectively. Year to year increases in research and development expenditures are primarily attributable to increased product development and investments in pure research to provide for significant future technology and product advancements. Management anticipates a continued, controlled increase in research and development costs as the engineering department is positioned to support and facilitate future Company growth.

   Cost associated with the Company's patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $148,000, $298,000 and $160,000 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

Income Taxes

   Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities and a net operating loss carryforward. As a result, at September 30, 2000, the Company has recorded a deferred tax asset totaling $60,000. Based upon the Company's history of taxable income and its projections for future earnings, Management believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the deferred tax asset. See note 6 to the Company's consolidated financial statements.

Liquidity and Capital Resources

   The Company's working capital at September 30, 2000 was $6,918,219 as compared to working capital of $6,443,030 at September 30, 1999, an increase of $475,189. The increase in working capital at September 30, 2000 is primarily related to the net income of $341,412 and a net decrease of $1,182,709 in trade, income tax and royalty receivables, partially offset by the use of working capital of $148,387 for capitalized patent costs, an increase of inventory of $249,127, a reduction in long-term debt of $100,036 and a net reduction in accounts payable and accrued expenses of $588,488. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

   For the year ended September 30, 2000, cash provided by operating activities was $1,727,170. A net income of $341,412, reductions of receivables of $1,182,709 and deferred taxes of $288,000, along with depreciation and amortization of $563,452, offset the increase in inventories of $249,127 and net decrease in accounts payable and accrued expenses of $588,488. Cash used in investing activities of $1,790,434 which was primarily used for the purchase of property and equipment in the amount of $195,967; purchase of investments of $1,909,814 and $148,387 used for capitalization of patent costs, offset with proceeds from investment maturities of $450,139 and sale of property & equipment of $13,595. For the year ended September 30, 2000 cash and cash equivalents decreased $171,194.

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

   In November 1998, pursuant to a sublease agreement on adjacent space from an unrelated party, the Company leased an additional 23,000 square feet under a lease agreement expiring in July 2002. To complete the Company's facility expansion in fiscal 1999, the Company spent approximately $250,000 in leasehold improvements. The Company believes that its current and planned facilities are adequate to meet the Company's needs throughout the foreseeable future.

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

   In order to reduce the impact of currency fluctuations, all of the Company's foreign sales are made in U.S. currency. The Company generally enforces the use of letters of credit and wire transfers in most of its credit arrangements with most foreign distributors to reduce the risk of uncollected accounts receivable. In 1999, in conjunction with a review of the accounts receivable balances, the Company increased its allowance for doubtful accounts to $250,000 to address some potential collectibility issues with some of the Company's foreign accounts that were not sold using letters of credit. In fiscal 2000 the company accrued a bad debt allowance of $112,670 to cover the risk of uncollectable accounts receivable at September 30, 2000.

Effect of Inflation

   The Company believes that it will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on the Company's revenues, gross profit or results of operations for at least the next twelve months.

New Accounting Pronouncements

   The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Review of Accounting Procedures

   On October 28, 1998, the Company's Board of Directors established a Special Audit Committee (the "Special Committee") to independently investigate the Company's accounting records and certain irregularities relating to the Company's accounting records. Following its investigation, the Special Committee was to report the results to the Board.

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

   In approximately June 1994, LTIA began returning to the Company certain of the Marksman units for which it had not paid. Between June 1994 and March 1996, LTIA returned all 100 units from the September 1993 Sale and an additional thirty (30) units. The Company did not reduce LTIA's account receivable upon the return of the units. Rather, two corporate officers and directors, David Williams and Jeremy Dunne, transmitted personal funds to the Company which were then applied to reduce the LTIA account receivable. From September 26, 1994 to September 28, 1995, Mr. Williams and Mr. Dunne paid to the Company $184,298 and $131,250 respectively. To the best knowledge of the Company, Mr. Dunne believed that his payment of $131,250 was an advance to LTIA to support its development of the Australian market and to assist LTIA during a period when it was experiencing cash flow problems. Further, to the best knowledge of the Company, David Williams and Pamela Sevy, the Company's Chief Financial Officer, at the time, were the only Company officers or directors who were aware that the aforementioned payments were used to reduce the LTIA account receivable.

   Mr. Williams and Mr. Dunne each personally borrowed the funds they transmitted to the Company that were applied to the LTIA account receivable. In some instances the interest and principal payments on Messrs. Williams and Dunne's loans were paid by the Company. These payments were authorized by Mr. Williams and Ms. Sevy. In most instances the interest and principal payments paid by the Company were debited to the Company's officer receivable account of Mr. Williams or Mr. Dunne, respectively. In April 1997, the Company paid $98,676 to Norwest Bank of Arapahoe to repay a loan that Mr. Williams had taken out to pay on the LTIA account receivable. In making the payment to the bank, the Company also paid a $25,000 prior loan of Mr. Williams. The Company charged the entire $98,676, which included the $25,000, to Mr. Williams' personal account receivable at the Company. The interest paid by the Company totaled approximately $16,000. Interest payments made by the Company were not reported as income to Mr. Williams because it was believed that the Company was repaying monies owed to Mr. Williams. In September 1997, H. DeWorth Williams, the brother of David Williams and a director of the Company, made a personal loan to David Williams in the amount of $165,000. DeWorth William's check for $165,000 was made payable to the Company and the funds were used by David Williams to reduce his personal account receivable at the Company. None of these transactions were reported as a related party transaction in the Company's annual report on Form 10-K for the fiscal year ended September 30, 1997.

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

   The remaining directors also believed that the Company's President did not owe any monies to the Company as implied by the Special Committee. Further, the remaining directors believed that it was not necessary to have certain directors place their shares of the Company's stock into a voting trust.

   On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen and Company, Certified Pubic Accountants, now known as H.J. Associates ("HJA"), as the Company's principal accountant. Following its appointment, HJA completed the audit of the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. HJA also reviewed the financial controls of the Company and made recommendations to the Board of Directors and performed an audit as of September 30, 1995, 1994 & 1993.

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

--------
(1) During fiscal 1993, the Company recorded a non-recurring extraordinary charge of $567,000 as a loss related to the early extinguishment of debt. The computation of adjusted net income and earnings per share data for fiscal 1993 does not take into effect such reduction in net income, as it does not relate to the Company's results from operations.

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

   On January 11, 1999, the Company's Board of Directors approved the appointment of and formally engaged Jones, Jensen & Company, Certified Public Accountants ("JJ&C"), as the Company's principal accountant. Thereupon, JJ&C began auditing the Company's financial statements for the fiscal years ended September 30, 1998, 1997 and 1996. JJ&C has also performed a review of the financial controls of the Company and made recommendations to the Board of Directors. JJ&C is now know as H.J. & Associates.

   During the Company's two most recent fiscal years and subsequent interim period, prior to engaging JJ&C, the Company did not consult JJ&C regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event, except to the extent necessary for JJ&C to complete its client acceptance procedures.

                                   PART III.

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   As of December 27, 2000, the executive officers and directors of the Company are as follows:

   Eric A. Miller...........  34 President, Chief Executive Officer and Director
   Jeremy G. Dunne..........  43 Vice President and Director
   Roosevelt Rogers.........  41 Vice President
   H. DeWorth Williams......  65 Director
   Walter R. Keay...........  63 Director
   Edward F. Cowle..........  44 Director
   William P. Behrens.......  62 Director
   Nicholas J. Cooney.......  65 Director
   Elizabeth A. Hearty......  33 Secretary

   The Company's Board of Directors filed a definitive proxy statement with the Securities and Exchange Commission on January 20, 2000, nominating for re-election its current board of Directors, consisting of three officers of the Company (Blair Zykan, Brian Abeel an Jeremy Dunne), and three non-officer directors (Edwin Phelps, Stephen Bamberger and DeWorth Williams).

   On February 23, 2000, a shareholder group comprised of Mr. Williams and several other shareholders filed a proxy statement with the SEC proposing that Messrs. Phelps and Bamberger be replaced by two nominees named in the second proxy, Nicholas J. Cooney, Esq. and William P. Behrens.

   On February 28, 2000 Mr. Zykan resigned from the Board of Directors, effective March 1, 2000 Mr. Zykan resigned as President and C.E.O. In his resignation letter, Mr. Zykan stated that he was opposed to the proposal contained in the second proxy statement and if that proxy effort were successful, he did not believe he would be able to effectively operate the Company's business. Mr. Phelps, Chairman of the Board, submitted his resignation effective March 10, 2000.

   On March 2, 2000, Messrs. Abeel and Bamberger resigned their positions from the Board of Directors. Mr. Abeel also resigned as Chief Financial Officer.

   At a Board of Directors meeting March 3, 2000, William P. Behrens, Edward F. Cowle and Walter R. Keay were named to the Board, filling three of the four recent vacancies. The Board of Directors subsequently appointed Eric A. Miller as President and Chief Executive Officer, and Roosevelt Rogers as Vice President.

   On March 8, 2000 the Board of Directors appointed Mr. Nicholas J. Cooney fill the final vacancy. Eric A. Miller was appointed to the Board of Directors on May 8, 2000. The appointment of Mr. Miller increases the number of directors to seven.

   The Company's directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Pursuant to the Director Plan, as of September 30, 2000, options to purchase 30,000 shares were granted and are outstanding to each of five non-employee directors at exercise prices ranging from $1.75 to $4.25 per share. In addition, the Company reimburses each Director's out of pocket expenses incurred in connection with their duties as directors. Under the Stock Option Plan for Non-Employee Directors (the "Director Plan"), each non-employee director and each newly elected non-employee director is entitled to an option to purchase 30,000 shares of the Company's common stock. The exercise price of each option is the fair market value of the Company's Common Stock at the date of grant.

   Each officer of the Company serves at the discretion of the Board of Directors. There are two committees of the Company's Board of Directors. As of September 30, 2000, the Audit Committee consisted of Mr. Walter R. Keay and Mr. Edward F. Cowle and the Compensation Committee consisted of Mr. H. DeWorth Williams, Mr. William P. Behrens and Mr. Nicholas J. Cooney.

   Eric A. Miller. Mr. Miller has been employed by the Company since 1988 and has served on the Company's Executive Committee since 1993. He was appointed as President and Chief Executive Officer of the Company in March 2000. Mr. Miller served as Engineering Manager from 1993 to 2000 and was an engineer with the Company from 1988 to 1993. From 1985 to 1987, Mr. Miller was an engineering assistant with Sokol Crystal Products, a radio communications equipment company in Glendale, Arizona. Mr. Miller graduated in 1987 from DeVry Institute of Technology in Phoenix, Arizona with a B.S. Degree in Electronics.

   Jeremy G. Dunne. Mr. Dunne has been employed by the Company since 1986 and currently serves as Chief Technical Officer. From 1981 to 1986, Mr. Dunne was chief engineer for Hydrographic Services, International in Southborough Kent, England, a company that performs software and system design for the hydrographic surveying industry. From 1980 to 1981, Mr. Dunne was an electrical engineering technician with Plessy Marine, Ltd. in Ilford Essex, England, a manufacturer of electronic instrumentation. Mr. Dunne earned a B.A. Degree in Electrical Engineering from the University of Cambridge, Cambridge, England. Mr. Dunne agreed to a Securities and Exchange Commission order issued on March 20, 2000 to not cause any violations of Section 13(a) of the Securities Exchange Act.

   Roosevelt Rogers. Mr. Rogers has been employed by the Company since 1996 and is currently General Sales Director. Mr. Rogers was appointed as Vice President of the Company in March 2000. From 1992 to 1996, Mr. Rogers was a Product Manager with MPH Industries, Inc., a subsidiary of MPD, Inc. in Owensboro, Kentucky, and from 1990 to 1992, he was Regional Sales Manager with Tech Systems, Inc.; Mobile Video Recording Systems in Atlanta, Georgia. Mr. Rogers was a State Trooper with the Georgia State Patrol in Atlanta, Georgia from 1982 to 1990, and was a police officer with the Roswell Police Department in Roswell, Georgia from 1977 to 1982. Mr. Rogers attended Brescia College in Owensboro, Kentucky studying Business Administration.

   H. DeWorth Williams. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than thirty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings.
Mr. Williams is the brother of the Company's former President, David Williams. Mr. Williams agreed to a Securities and Exchange Commission order issued on March 20, 2000 to not cause any violations of Section 13(a) of the Securities Exchange Act.

   Walter R. Keay. Mr. Keay has been employed for over 35 years in the securities industry. He is presently President of Knickerbocker Capital, Inc., an investment banking consulting firm in Pennsylvania. From 1987 through 1999, he was founder and President of Knickerbocker Securities, Inc., a member of the National Association of Securities Dealers. Knickerbocker Securities was the Company's underwriter when it was initially listed on the American Stock Exchange in 1993. Prior to forming Knickerbocker Securities, Mr. Keay was Director of Corporate Finance for various New York Stock Exchange member firms. Prior to engaging in investment banking, Mr. Keay was a securities analyst, working extensively with large conglomerate type corporations, both as an analyst and in the area of mergers and acquisitions. He graduated from Brown University with a B.A. Degree in Economics and did graduate work at New York University School of Business Administration.

   Edward F. Cowle. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 1992 to 1994, Mr. Cowle was a Senior Vice President--Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New York City. During 2000, Mr. Cowle became a director of GreatBio Technologies, Inc., a public company located in Rochester,

New York, involved in the development of certain medical devices related to the implantable cardiac pacemaker. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979.

   William P. Behrens. Mr. Behrens has been employed by Ernst & Company since 1965, where he has served in several positions, including Chief Executive Officer (1998 to present); Chairman of the Board of Investec Ernst & Company International Brokerage Ltd. (1990); Senior Managing Director and CEO (1989); and General Manager (1971). Mr. Behrens has been a partner of Investec Ernst & Company since 1975, and was appointed to the Executive Committee in 1980. Since 1999, he has served as Chief Executive Officer of Investec Ernst & Company. Mr. Behrens has been actively involved in the securities industry for his entire professional life, and has served in numerous professional capacities, including positions as a member of the American Stock Exchange Nominating Committee (1997-1999); a member of the Nominating Committee of the National Securities Clearing Corp. (NSCC) (1993-1994); a member of the Board of Directors of NSCC (1988-1991); a member of the American Stock Exchange Nominating Committee (1987-1988); an American Stock Exchange Official (1985-present); Vice-Chairman of the Board of Options Clearing Corporation (1985-
1986); a director of Options Clearing Corporation (1981-1984); Chairman of the Securities Industry Association, Operations Committee (1981-1983), and Vice Chairman of the National Association of Securities Dealers, Inc., District #10, Business Conduct Committee (currently). Mr. Behrens graduated from Bernard Baruch College--City University of New York.

   Nicholas J. Cooney. Mr. Cooney has been principally self-employed in three areas for several years--as an attorney, concentrating in corporate and finance; as a professional arbitrator and mediator; and as an investment banker. Since 1982, Mr. Cooney has been engaged as a sole proprietor in the practice of law in the State of New York, where he was licensed to practice law in 1960. From 1994 to 1999, Mr. Cooney was affiliated as an investment banking executive with Knickerbocker Securities, Inc., a small investment banking firm in New York City. Mr. Cooney was involved for a period of over 25 years in the legal affairs of three major corporations--Kidde, Inc., formerly known as Walter Kidde & Co., Inc., as a consultant (1982-1988); Ingersoll-Rand Company (1971-1982), where as assistant company counsel, he was responsible for the legal matters of two groups having in excess of $500 million in annual sales; and American Express Company, as a staff attorney (1962-1971). Prior to his corporate affiliations, Mr. Cooney was associated with the Wall Street law firm of Lowenstein, Pitcher, Hotchkiss, Amman & Parr (now merged under the name Whitman Breed Abbott & Morgan) (1961-1962). Since 1994, Mr. Cooney has served as a contract arbitrator for the Building Service Industry in the New York City area. Mr. Cooney is an active arbitrator for the Commercial Panel of the American Arbitration Association. Mr. Cooney received his Juris Doctorate degree from Fordham University School of Law in 1960, and his Bachelor of Science degree from Fordham College in 1957.

   Elizabeth Hearty. Ms. Hearty joined the Company in September 1999 and has served as the Company's Controller. In March 2000, Ms. Hearty was appointed Corporate Secretary of the Company. Prior to joining the Company, Ms. Hearty was President and Director of DataVision Security Services in Englewood, Colorado from 1996 to 1999. From 1990 to 1996, she served as Controller of InterCap Funds, Joint Venture. Ms. Hearty received a B.S. degree in accounting from the University of Colorado in 1989.

                        ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

   On April 8, 1999, the Company entered into an employment agreement with its newly appointed President, Blair Zykan. Under the terms of the agreement, Mr. Zykan agreed to serve as President and C.E.O. for a period of three years for a base annual salary of $97,000 and certain other fringe benefits. In addition, Mr. Zykan was entitled to an annual cash bonus. The agreement also provided for the grant of stock purchase options to purchase 75,000 shares of the Company's common stock at $3.25 per share, exercisable for a period of ten years. In addition, Mr. Zykan was granted a deferred share award of 25,000 shares of the Company stock, vesting one third upon grant and one third on the anniversary date of the agreement in each of the next two years. Further, the agreement provided that in the event of a change of control of the Company and certain other specific triggering events, the Company was to pay Mr. Zykan a lump sum payment of 2.99 times his base salary at the time of the change of control. This agreement was terminated with the resignation of Mr. Zykan on March 1, 2000.

   The Company also entered into an employment agreement dated November 1, 1999 with its Executive Vice President and Chief Financial Officer, Brian Abeel. Mr. Abeel's agreement was for a period of three years for a base annual salary of $95,000 and certain other fringe benefits. Mr. Abeel was also entitled to an annual cash bonus. The agreement also provided for the grant of stock purchase options to purchase 45,000 shares of the Company's common stock at $1.375 per share, exercisable for a period of ten years. Mr. Abeel retained his options granted as a Director to purchase 30,000 shares of the Company's stock at $3.25 per share, exercisable for a period of ten years. In addition, Mr. Abeel was granted a deferred share award of 25,000 shares of the Company stock, vesting one third upon grant and one third on the anniversary date of the agreement in each of the next two years. Further, the agreement provided that in the event of a change of control of the Company and certain other specific triggering events, the Company would pay Mr. Abeel a lump sum payment of 2.99 times his base salary at the time of the change of control. This agreement was terminated with the resignation of Mr. Abeel effective May 1, 2000.

   The Company has not entered into any new employment agreements as of September 30, 2000. However, April 2000, the Company entered into a consulting agreement with Knickerbocker Capital, Inc., whose principle is Walter R. Keay, Director, to provide certain consulting services to The Company.

Cash Compensation

   The following table sets forth a summary of cash and non-cash compensation for each of the last three fiscal periods ended September 30, 2000, 1999, and 1998, with respect to the Company's Chief Executive Officer and former Chief Executive Officer. No other executive officer of the Company has earned a salary greater than $100,000 annually for any of the periods depicted.

                           Summary Compensation Table

Name and Principal                              Other Annual Restricted   All Other
Position                 Year  Salary    Bonus  Compensation Stock Award Compensation
------------------       ---- --------- ------- ------------ ----------- ------------
Eric A. Miller,......... 2000 $  83,455  17,664       --           --         --
 President, C.E.O.,      1999         *     --        --           --         --
 Director                1998         *     --        --           --         --

Jeremy Dunne,........... 2000 $  98,116  21,308       --           --         --
 Vice President and      1999       --      --        --           --         --
 Director                1998       --      --        --           --         --

Roosevelt Rogers,....... 2000 $  53,750           $58,750
 Vice President          1999         *     --        --           --         --
                         1998         *     --        --           --         --

Blair Zykan,............ 2000 $  82,952                       8,333***
 Former President,       1999 $  87,018 $   --    $15,844     8,333***       $--
 C.E.O.                  1998        **     --        --           --         --

David Williams,......... 2000
 Former President,       1999 $ 100,608     --        --           --         --
 C.E.O.                  1998    92,500     --        --           --         --

   The preceding table does not include any amounts for non-cash compensation, including personal benefits. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported.
--------
* Mr. Miller and Mr. Rogers were not officers of the Company during 1999 or 1998.
** Mr. Zykan was not an officer of the Company during 1998. In 1999 he was paid commissions of $15,844 prior to being named President and C.E.O.
*** During 1999 Mr. Zykan entered into an employment agreement that provided for a Deferred Share Award of 25,000 shares of stock in the Company, vesting one third at the date of grant and one third each year thereafter until fully vested.

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End
                               Option/SAR Values

                                   Number of Securities
                                  Underlying Unexercised     Value of Unexercised
                                      Options/SARs at            In-the-Money
                                      Fiscal Year End           Fiscal Year End
   Name and Principal Position   Exercisable/Unexercisable Exercisable/Unexercisable
   ---------------------------   ------------------------- -------------------------
   David Williams,.........             68,250/none                 $0/none
    Former President,
    C.E.O. (1)
   Blair Zykan, ...........                  0/none                 $0/none
    Former President,
    C.E.O. (2)
   Eric A. Miller,.........             72,000/none                 $0/none
    President, C.E.O.,
    Director (3)
   Roosevelt Rogers,.......             36,000/none                 $0/none
    Vice President (4)
   Jeremy Dunne,...........            118,250/none                 $0/none
    Vice President,
    Director (5)

--------
(1) On June 3, 1994, the Company granted options to purchase 68,250 shares of the Company's common stock to David Williams, President and CEO, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vest annually in three equal installments over a three-year period. As of September 30, 2000, all options were fully vested.
(2) On June 3, 1994, the Company granted options to purchase 51,000 shares of the Company's common stock to Blair Zykan pursuant to the Company's Equity Incentive Plan. The options were non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, all options were fully vested. On February 23, 1999, the Company granted Mr. Zykan options to purchase 75,000 shares of the Company's common stock, pursuant to the Company's Equity Incentive Plan. As of September 30, 2000, all of Mr. Zykan's options have cancelled with his resignation March 1, 2000.
(3) On June 3, 1994, the Company granted options to purchase 42,000 shares of the Company's common stock to Eric Miller pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, all options were fully vested. On May 19, 2000, the Company granted Mr. Miller options to purchase 30,000 shares of the Company's common stock, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, no options were vested.
(4) On December 31, 1997, the Company granted options to purchase 6,000 shares of the Company's common stock to Roosevelt Rogers pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, 4,000 options were fully vested; the remaining 2,000 options will become fully vested on December 31, 2000. On May 19, 2000, the Company granted Mr. Rogers options to purchase 30,000 shares of the Company's common stock, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, no options were vested.
(5) On June 3, 1994, the Company granted options to purchase 68,250 shares of the Company's common stock to Jeremy Dunne pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, all options were fully vested. On May 19, 2000, the Company granted Mr. Dunne options to purchase 50,000 shares of the Company's common stock, pursuant to the Company's Equity Incentive Plan. The options are non-transferable and vested annually in three equal installments over a three-year period. As of September 30, 2000, no options were vested.

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

   As of September 30, 2000, the total number of shares of Common Stock subject to all awards under the Employee Plan could not exceed 843,265.

   As of September 30, 2000, options to purchase 661,500 shares of the Company's common stock were outstanding, at exercise prices ranging from $1.44 to $5.25 per share of which 561,501 options were exercisable at September 30, 2000. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

   On October 1, 2000, the maximum number of shares of Common Stock subject to all awards under the Employee Plan increased to 948,149. In November 2000 the Company granted employees options to purchase 176,600 shares of the Company's common stock at an exercise price of $1.38 per share. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee of the Company (subject to certain exceptions contained in the Employee Plan).

Non-Employee Director Stock Option Plan

   In 1994, the Company also adopted a stock option program for non-employee directors (the "Director Plan"). The Director Plan provides for the grant of options to purchase 30,000 shares of the Company's Common Stock at the effective date of the plan to each member of the Company's Board of Directors who is not an employee of the Company, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the Director Plan. The maximum number of shares that may be subject to options issued under the Director Plan was initially 120,000. The exercise price in each case is the fair market value of the Common Stock on the date of grant, determined in the same manner as under the Employee Plan.

   April 21, 2000 the shareholders approved the amendment to the Laser Technology, Inc. Non-Employee Director Option Plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of September 30, 2000, pursuant to the amended Director Plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.75 to $4.25 per share. Options granted under the Director Plan vest one-third each year for three years and expire ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director of the Company (subject to certain exceptions contained in the Director Plan). At September 30, 2000, 150,000 options were outstanding and 30,000 were exercisable pursuant to the Director Plan.

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

                                                      Number of
                                                        Shares
                                                     Beneficially  Percentage
   Name                                                 Owned     Ownership (1)
   ----                                              ------------ ------------
   Jeremy G. Dunne (2)..............................   417,000         7.5%
    2686 E. Otero Place
    Littleton, Colorado 80122

   Eric A. Miller (3)...............................    75,500         1.4%
    4540 S. Jason Street
    Englewood, Colorado 80110

   H. DeWorth Williams (4)..........................   609,007        11.0%
    P.O. Box 2148
    Park City, Utah 84060

   David Williams (5)...............................   388,686         7.0%
    1501 W. Dry Creek Road
    Littleton, Colorado 80210

   Edward F. Cowle..................................   196,625         3.6%
    6 East 45th Street 10th Floor
    New York, NY 10017

   William P. Behrens...............................     7,500         0.1%
    1 Battery Park Plaza
    New York, NY 10004

   Nicholas J. Cooney...............................    10,000         0.2%
    116 Central Park South
    New York, NY 10019

                                                      Number of
                                                        Shares
                                                     Beneficially  Percentage
             Name                                       Owned     Ownership (1)
             ----                                    ------------ ------------
   Roosevelt Rogers (6).............................      6,000        0.1%
    9830 South Rosemont Ave
    Bldg 10 Apt# 202
    Lonetree, CO 80124

   Plaza Resources Company (7)......................    356,250        6.1%
    GEICO Plaza
    Washington, DC 20076

   Directors and officers as a group (8 persons)
    (8).............................................  1,321,632       23.4%

--------
(1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 27, 2000 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.
(2) Includes 68,250 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.
(3) Includes 42,000 shares, which may be acquired by Mr. Miller pursuant to the exercise of stock options exercisable within sixty days.
(4) Includes 30,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(5) Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.
(6) Includes 6,000 shares, which may be acquired by Mr. Rogers pursuant to the exercise of stock options exercisable within sixty days.
(7) Includes 356,250 shares issuable upon exercise of the PRC Warrants. PRC is a wholly owned subsidiary of Geico Corporation. See Note 5 to the Company's Consolidated Financial Statements.
(8) Includes 146,250 shares, which may be acquired by the Company's officers or directors within sixty days pursuant to the exercise of stock options at various prices.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company currently has a marketing and consulting agreement with Laser Innovations International, Inc., whose principal is Mr. David Williams. Mr. Williams is the beneficial owner of more than 5% of the Company's outstanding Common Stock and was formerly President and a Director of the Company. Laser Innovations sells the Company's products to certain international markets and its sales comprised 22% of the Company's total sales during fiscal 2000.

   Two members of the Company's Board of Directors, H. DeWorth Williams and Edward F. Cowle (the "Directors") intend to enter into a joint venture relationship with GHF International Trading, Ltda, a Brazilian company ("GHF"). GHF is associated with Laser Technology as a dealer for the Company's traffic safety products and has been distributing the products in Brazil for approximately the last five years. During fiscal 2000, GHF purchased products from the Company in the amount of approximately $260,000. GHF has been seeking investment capital to further develop the market for the Company's products in Brazil and the Directors intend to provide such capital investment. The Directors intend to consummate the transaction during the Company's 2001 second quarter.

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

   Schedule I--Valuation and Qualifying Accounts........................... F-22

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

 Exhibit No                            Exhibit Name
 ----------                            ------------
  3.3(6)    Articles of Incorporation for the State of Delaware

  3.4(6)    By-Laws of Registrant

  3.5(6)    Certificate of Merger

  4.1(1)    Specimen Common Stock Certificates of Registrant

 10.1(1)    Promissory Note, Secured Note and Warrant Agreement dated as of
            February 21, 1991 between Registrant and Plaza Resources Company

 10.2(1)    Amendment to the Promissory Note, Secured Note and Warrant
            Agreement dated as of October 24, 1991 between the Registrant and Plaza Resources Company

 10.3(1)    Letter Agreement dated July 17, 1992 between Registrant and Plaza
            Resources Company Including Amendments dated September 23, 1992,
            December 1, 1992, December 22, 1992, and January 7, 1993

 10.4(1)    Lease Agreement for Registrant's Principal Place of Business

 10.5(1)    Non-Competition and Secrecy Agreement dated July 15, 1990 between
            Registrant and David Williams, President of Registrant

 10.6(1)    Non-Competition and Secrecy Agreement dated July 15, 1990 between
            Registrant and Jeremy Dunne, Vice President of Registrant

 10.8(1)    Employment Agreement between Registrant and Jeremy Dunne

 10.9(1)    Non-Disclosure/Confidentiality Agreement between Registrant and
            Certain Other Key Employees

 10.14(2)   Amendment to Lease to Include New Facility

 10.15(3)   Employee Stock Option Plan

 10.16(3)   Non-Employee Director Plan

 Exhibit No                       Exhibit Name
 ----------                       ------------
 10.17(7)   Employment Agreement between Registrant and Blair Zykan

 10.18(7)   Employment Agreement between Registrant and Brian Abeel

 16.0(4)    Letter from BDO Seidman, LLP

 17.1(5)    Resignation of Director Letter--Richard D. Sayford

 17.2(5)    Resignation of Director Letter--F. James Lynch

 17.3(5)    Resignation of Director Letter--William R. Carr

 21.1(7)    Subsidiaries

 27.1       Financial Data Schedule

--------
(1) Incorporated by reference to the Company's Form S-1 registration statement, file no. 1-11642.
(2) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1993.
(3) Incorporated by reference to the Company's Form 10-Q for the period ended June 30, 1994.
(4) Incorporated by reference to the Company's amended Form 8-K January 4,
    1999.
(5) Incorporated by reference to the Company's Form 8-K January 19, 1999.
(6) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1997.
(7) Incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1999.

   (b)  Reports on Form 8-K:

   The Registrant filed no reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Laser Technology, Inc.

                                                   /s/ Eric A. Miller
                                          By: _________________________________
                                                       Eric A. Miller
                                               President and Chief Executive
                                                          Officer

December 29, 2000

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

       /s/ Jeremy G. Dunne             Vice President and          December 29, 2000
______________________________________  Director
           Jeremy G. Dunne

       /s/ Elizabeth Hearty            Controller, Secretary       December 29, 2000
______________________________________
           Elizabeth Hearty

     /s/ H. DeWorth Williams           Director                    December 29, 2000
______________________________________
         H. DeWorth Williams

       /s/ Edward F. Cowle             Director                    December 29, 2000
______________________________________
           Edward F. Cowle

        /s/ Walter R. Keay             Director                    December 29, 2000
______________________________________
            Walter R. Keay

      /s/ William P. Behrens           Director                    December 29, 2000
______________________________________
          William P. Behrens

      /s/ Nicholas J. Cooney           Director                    December 29, 2000
______________________________________
          Nicholas J. Cooney

                             LASER TECHNOLOGY, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors Report................................................. F-2


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


Consolidated Statements of Cash Flows....................................... F-6


Notes to the Consolidated Financial Statements.............................. F-7

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Laser Technology, Inc. and Subsidiaries
Englewood, Colorado

   We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and Subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Technology, Inc. and Subsidiaries at September 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for the years ended September 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the schedule attached presents fairly, in all material respects, the information set forth therein.

                                          HJ & Associates, LLC

Salt Lake City, Utah
November 17, 2000

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                            September 30,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
                       ASSETS
                       ------

CURRENT ASSETS
 Cash and cash equivalents...........................  $   585,882  $   757,076
 Investments (Note 2)................................    2,159,936      700,261
 Trade accounts receivable (Note 8), less allowance
  of $112,670 and $250,000 for doubtful accounts.....    2,724,344    2,826,460
 Income tax refund receivable........................          --       686,000
 Royalties receivable................................        1,697      396,290
 Inventories (Note 3)................................    3,096,862    2,847,735
 Deferred income tax benefit (Note 6)................       60,000      348,000
 Income tax prepayment...............................       28,927      166,919
 Prepaids and other current assets...................       83,254      133,354
                                                       -----------  -----------
 Total Current Assets................................    8,740,902    8,862,095
                                                       -----------  -----------
PROPERTY AND EQUIPMENT, (NET) (Note 4)...............    1,155,165    1,504,449
                                                       -----------  -----------
OTHER ASSETS
 Long-term investments (Note 2)......................          --           --
 Other assets........................................      967,146      845,164
                                                       -----------  -----------
 Total Other Assets..................................      967,146      845,164
                                                       -----------  -----------
  TOTAL ASSETS.......................................  $10,863,213  $11,211,708
                                                       ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

CURRENT LIABILITIES
 Accounts payable....................................  $   790,260  $   578,015
 Accrued expenses....................................      948,696    1,749,429
 Notes payable--current (Note 10)....................       83,727       91,621
                                                       -----------  -----------
 Total Current Liabilities...........................    1,822,683    2,419,065
                                                       -----------  -----------
LONG-TERM DEBT
 Notes payable (Note 10).............................       14,364      114,400
                                                       -----------  -----------
 Total Long-Term Debt................................       14,364      114,400
                                                       -----------  -----------
  Total Liabilities..................................    1,837,047    2,533,465
                                                       -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Note 5)
 Preferred stock; par value $0.01; 2,000,000 shares
  authorized; -0- and -0- shares issued and
  outstanding, respectively..........................          --           --
 Common stock; par value $0.01; 25,000,000 shares
  authorized, 5,235,867 and 5,244,201 shares issued
  and outstanding, respectively......................       52,359       52,442
 Additional paid-in capital..........................    9,695,302    9,708,245
 Stock subscription receivable.......................          --       (19,537)
 Treasury stock at cost, 224,650 and 224,650 shares,
  respectively.......................................     (194,259)    (194,259)
 Retained earnings...................................     (527,236)    (868,648)
                                                       -----------  -----------
 Total Stockholders' Equity..........................    9,026,166    8,678,243
                                                       -----------  -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $10,863,213  $11,211,708
                                                       ===========  ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Years Ended September 30,
                                          ------------------------------------
                                             2000        1999         1998
                                          ----------- -----------  -----------
SALES, NET (Note 8)...................... $12,720,299 $11,814,654  $11,801,293
COST OF GOODS SOLD.......................   5,802,123   5,845,387    5,554,037
                                          ----------- -----------  -----------
  Gross Profit...........................   6,918,176   5,969,267    6,247,256
                                          ----------- -----------  -----------
OTHER REVENUES
Royalty and licensing revenues...........     959,015     932,796    1,242,732
                                          ----------- -----------  -----------
    Total Other Revenues.................     959,015     932,796    1,242,732
                                          ----------- -----------  -----------
TOTAL OPERATING INCOME...................   7,877,191   6,902,063    7,489,988
OPERATING EXPENSES
  Restructuring and litigation cost......         --    2,071,257          --
  General and administrative.............   7,361,190   8,211,854    6,205,024
                                          ----------- -----------  -----------
    Total Operating Expenses.............   7,361,190  10,283,111    6,205,024
                                          ----------- -----------  -----------
INCOME (LOSS) FROM OPERATIONS............     516,001  (3,381,048)   1,284,964
INTEREST INCOME, NET.....................      59,211       9,009      115,535
                                          ----------- -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES........     575,212  (3,372,039)   1,400,499
Income tax expense (benefit) (Note 6)....     233,800    (985,934)     504,000
                                          ----------- -----------  -----------
NET INCOME (LOSS)........................ $   341,412 $(2,386,105) $   896,499
                                          =========== ===========  ===========
BASIC INCOME (LOSS) PER SHARE............ $      0.07 $     (0.48) $      0.18
                                          =========== ===========  ===========
DILUTED INCOME (LOSS) PER SHARE.......... $      0.06 $     (0.48) $      0.15
                                          =========== ===========  ===========
BASIC WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING.............................   5,011,220   4,994,622    4,985,902
                                          =========== ===========  ===========
DILUTED WEIGHTED AVERAGE SHARES..........   5,642,720   4,994,622    5,981,235
                                          =========== ===========  ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock      Additional
                         ------------------   Paid-In    Treasury   Subscription  Retained
                          Shares    Amount    Capital      Stock     Receivable   Earnings       Total
                         ---------  -------  ----------  ---------  ------------ -----------  -----------
Balance, September 30,
 1997................... 5,208,201  $52,082  $9,622,780  $(141,459)   $    --    $   620,958  $10,154,361
Exercise of stock
 options................    11,000      110      46,640        --          --            --        46,750
Purchase of treasury
 stock..................       --       --          --     (52,800)        --            --       (52,800)
Net income for the year
 ended September 30,
 1998...................       --       --          --         --          --        896,499      896,499
                         ---------  -------  ----------  ---------    --------   -----------  -----------
Balance, September 30,
 1998................... 5,219,201   52,192   9,669,420   (194,259)        --      1,517,457   11,044,810
Shares issued for
 deferred award.........    25,000      250      38,825        --      (19,537)          --        19,538
Net loss for the year
 ended September 30,
 1999...................       --       --          --         --          --     (2,386,105)  (2,386,105)
                         ---------  -------  ----------  ---------    --------   -----------  -----------
Balance, September 30,
 1999................... 5,244,201   52,442   9,708,245   (194,259)    (19,537)     (868,648)   8,678,243
Resolution of deferred
 award..................    (8,324)     (83)    (12,943)       --       19,537           --         6,511
Net income for the year
 ended September 30,
 2000...................       --       --          --         --          --        341,412      341,412
                         ---------  -------  ----------  ---------    --------   -----------  -----------
Balance, September 30,
 2000................... 5,235,867  $52,359  $9,695,302  $(194,259)   $    --    $  (527,236) $ 9,026,166
                         =========  =======  ==========  =========    ========   ===========  ===========  === ===



  The accompanying notes are an integral part of these consolidated financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           For the Years Ended September 30,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................  $   341,412  $(2,386,105) $   896,499
  Adjustments to reconcile net income
   (loss) to net cash provided by (used
   in) operating activities:
    Depreciation and amortization.......      563,452      541,824      374,388
    Bad debt expense....................       24,551      256,278          --
    Stock issued for deferred services..        6,511       19,538          --
    Deferred income taxes...............      288,000     (261,000)      (6,000)
    Loss on sale of equipment...........        3,201          --           --
  Changes in operating assets and
   liabilities:
    Trade accounts and other
     receivables........................      763,565     (115,794)    (318,465)
    Royalties receivable................      394,593       28,235       (8,877)
    Inventories.........................     (249,127)   1,010,228   (1,059,060)
    Other assets........................      179,500      (88,304)     (36,652)
    Accounts payable and accrued
     expenses...........................     (588,488)   1,092,410      244,769
                                          -----------  -----------  -----------
      Net Cash Provided by Operating
       Activities.......................    1,727,170       97,310       86,602
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and
   equipment............................       13,595          --           --
  Purchases of property and equipment...     (195,967)    (500,215)    (576,185)
  Purchases of investments..............   (1,909,814)         --      (800,525)
  Proceeds from sale of investments.....      450,139      499,347    1,255,282
  Patent costs paid.....................     (148,387)    (297,860)    (158,596)
                                          -----------  -----------  -----------
      Net Cash (Used In) Investing
       Activities.......................   (1,790,434)    (298,728)    (280,024)
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of related party payable....          --           --           --
  Proceeds from note payable............          --        68,361      248,497
  Payments on long-term debt............     (107,930)     (98,453)     (12,384)
  Proceeds from exercise of stock
   options..............................          --           --        46,750
  Purchase of treasury stock............          --           --       (52,800)
                                          -----------  -----------  -----------
      Net Cash Provided by (Used In)
       Financing Activities.............     (107,930)     (30,092)     230,063
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................     (171,194)    (231,510)      36,641
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR................................      757,076      988,586      951,945
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF
 YEAR...................................  $   585,882  $   757,076  $   988,586
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
CASH PAID FOR:
  Interest..............................  $    13,000  $    19,800  $     3,065
  Income taxes..........................  $     4,000  $   120,000  $   465,000
SCHEDULE OF NON-CASH FINANCING
 ACTIVITIES:
  Stock issued for deferred services....  $     6,511  $    19,538  $       --

  The accompanying notes are an integral part of these consolidated financial statements.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          September 30, 2000 and 1999

NOTE 1--ORGANIZATION AND DESCRIPTION OF BUSINESS

   The consolidated financial statements presented are those of Laser Technology, Inc. (the "Company") and its wholly-owned subsidiaries, Laser Communications, Inc. and Light Solutions Research, Inc. All significant intercompany transactions have been eliminated. Laser Technology, Inc. is engaged in the business of developing, manufacturing, and marketing laser based measurement instruments.

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

 c. Concentrations of Risk

   The Company maintains checking accounts at financial institutions located in Colorado. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000 each. The amounts held for the Company occasionally exceed that amount.

 d. Fair Value of Financial Instruments

   The carrying amounts of financial instruments including cash and cash equivalents, investments, trade accounts receivable, royalties receivable, accounts payable and accrued expenses approximated fair value because of the immediate or short-term maturity of these instruments.

 e. Investments

   The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All marketable equity and debt securities have been categorized as trading securities. Trading securities, consist primarily of actively traded equity and debt securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

   At September 30, 2000 and 1999, trading securities consisted of the following:

                                                               2000      1999
                                                            ---------- --------
   Current
     Mutual funds.......................................... $  589,491 $    --
     Money market funds....................................    270,785      --
     Municipal bonds.......................................    588,353  570,128
     U.S. Government obligations...........................    711,307  130,133
                                                            ---------- --------
       Total current.......................................  2,159,936  700,261
                                                            ---------- --------
   Non-Current.............................................        --       --
                                                            ---------- --------
       Total Investments................................... $2,159,936 $700,261
                                                            ========== ========

   The Company recognized realized losses of $10,074 and $-0- for September 30, 2000 and 1999. Also, the Company recorded unrealized gain (loss) of $14,289 and $(6,904) for September 30, 2000 and 1999.

 f. Inventories

   Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company has accrued an allowance for obsolete inventory of approximately $140,000.

 g. Property, Equipment and Depreciation

   Property and equipment are stated at cost. Depreciation of property and equipment is computed using straight-line method over the estimated useful lives of the related assets, ranging from two to ten years.

 h. Patents and Amortization

   Patents are carried at cost and when granted, are amortized over their estimated useful lives of 15 to 17 years. The carrying value of patents is periodically reviewed and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

 i. Research and Development Cost

   Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totaled $1,274,900, $920,600 and $757,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

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

 n. Advertising

   Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 2000, 1999 and 1998 was approximately $322,000, $352,000 and $419,000, respectively.

 o. Reclassifications

   Certain reclassifications have been made to the 1999 financial statements to conform to the current year's presentation.

NOTE 3--INVENTORIES

   Inventories consisted of the following:

                                                           September 30, 2000
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Finished goods........................................ $  676,779 $  771,298
   Work-in-process.......................................    879,630    977,517
   Raw materials and supplies............................  1,540,453  1,098,920
                                                          ---------- ----------
     Total............................................... $3,096,862 $2,847,735
                                                          ========== ==========

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

NOTE 4--PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following:

                                                             September 30,
                                                         ----------------------
                                                            2000        1999
                                                         ----------  ----------
   Shop equipment....................................... $  598,524  $  570,757
   Office equipment.....................................    965,790     842,451
   Leasehold improvements...............................    684,159     684,159
   Automobiles..........................................    281,489     313,415
   Furniture/fixtures...................................    337,543     305,274
                                                         ----------  ----------
                                                          2,867,505   2,716,056
   Less accumulated depreciation and amortization....... (1,712,340) (1,211,607)
                                                         ----------  ----------
     Total.............................................. $1,155,165  $1,504,449
                                                         ==========  ==========

   Depreciation expense was $528,455 and $513,182 for the years ended September 30, 2000 and 1999, respectively.

NOTE 5--STOCKHOLDERS' EQUITY

 Capital Stock

   At September 30, 2000, the Company had 985,417 shares reserved or available for issuance as follows:

   Common Shares:
     Equity Incentive Plan.............................................. 509,167
     Non-Employee Director Stock Option Plan............................ 120,000
   Warrants:
     PRC warrants....................................................... 356,250
                                                                         -------
       Total............................................................ 985,417
                                                                         =======

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

   (b) In April 1997, 120,000 shares of common stock were issued to three employees at $3.00 per share, under a cashless exercise of unqualified options previously granted in April 1992. Concurrent with the exercise

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES
of these options such shares were purchased by the Company at the fair market value of $4.00 per share and recorded as Treasury stock.

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

   Under the Employee Plan, 738,548 shares of the Company's common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 2000, options to purchase 691,500 shares of the Company's common stock were outstanding, at exercise prices ranging from $1.63 to $5.25 per share of which 448,916 and 597,332 options were exercisable at September 30, 2000 and 1999, respectively.

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

   Under the Director Plan 240,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 2000 and 1999, options to purchase 150,000 and 120,000 shares, respectively, of the Company's common stock were outstanding at exercise prices ranging from $1.56 to $5.25 per share of which 100,000 options were exercisable.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

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

   Under the accounting provisions of SFAS No. 123, the Company's net income would have been decreased by the pro forma amounts indicated below:

                                                              2000     1999
                                                              ----- -----------
   Net loss:
     As reported............................................. $ --  $(2,386,105)
     Pro forma...............................................   --   (2,723,956)
   Net income per share:
     As reported............................................. $ --  $     (0.48)
     Pro forma...............................................   --        (0.55)

   During the initial phase-in period of SFAS 123, the effect on pro forma results are not likely to be representative of the effects on pro forma results in future years since options vest over several years and additional awards could be made each year.

   A summary of the status of the Company's stock option plans as of September 30, 2000 and 1999 and changes during the years ending on those dates is presented below:

                                               2000               1999
                                         ------------------ ------------------
                                                   Weighted           Weighted
                                                   Average            Average
                                                   Exercise           Exercise
                                          Shares    Price    Shares    Price
                                         --------  -------- --------  --------
   Outstanding, beginning of year.......  833,250   $3.45    630,000   $4.18
     Granted............................  240,000    1.71    350,000    2.39
     Canceled........................... (261,750)   3.28   (146,750)   4.34
     Exercised..........................      --      --         --      --
                                         --------   -----   --------   -----
   Outstanding, end of year.............  811,500   $2.99    833,250   $3.45
                                         --------   -----   --------   -----
   Exercisable, end of year.............  561,501   $3.52    597,332   $3.90
                                         --------   -----   --------   -----
   Weighted average fair value of
    options and warrants granted during
    the year............................            $1.71              $2.09
                                                    =====              =====

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

                                        Outstanding                Exercisable
                              -------------------------------- --------------------
                                           Weighted
                                            Average   Weighted             Weighted
                                Number     Remaining  Average    Number    Average
                              Outstanding Contractual Exercise Exercisable Exercise
   Range of Exercise Prices   at 9/30/00     Life      Price   at 9/30/00   Price
   ------------------------   ----------- ----------- -------- ----------- --------
   $1.44 - 1.90............     410,000      9.16      $1.79     170,000    $1.90
    2.00 - 2.87............       6,000      7.10       2.87       6,000     2.87
    3.50 - 3.89............      30,250      5.85       3.81      20,251     3.77
    4.00 - 4.25............     356,250      3.68       4.67     356,250     4.25
    4.36 - 4.39............       4,000      5.75       4.39       4,000     4.39
    5.00 - 5.25............       5,000      4.33       5.25       5,000     5.25
                                -------      ----      -----     -------    -----
   $1.44 - 5.25............     811,500      6.81      $3.27     561,501    $4.11
                                =======      ====      =====     =======    =====

NOTE 6--TAXES ON INCOME

   For the years ended September 30, 2000, 1999 and 1998 the provision for federal and state income taxes consisted of the following:

                                                     2000     1999       1998
                                                   -------- ---------  --------
   Current:
     Federal...................................... $    --  $     --   $450,000
     State........................................    3,500     3,000    60,000
   Deferred:
     Federal......................................  230,300  (988,934)   (6,000)
     State........................................      --        --        --
                                                   -------- ---------  --------
                                                   $233,800 $(985,934) $504,000
                                                   ======== =========  ========

   A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

                                                     2000     1999       1998
                                                   -------- ---------  --------
   Net operating losses..........................  $    --  $(988,934) $    --
   Income taxes computed at the federal statutory
    rate.........................................   203,800       --    444,000
   State income taxes, net of federal benefit....    30,000     3,000    60,000
   Other, net....................................       --        --        --
                                                   -------- ---------  --------
   Taxes on income...............................  $233,800 $(985,934) $504,000
                                                   ======== =========  ========

   The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Future deductions:
     Net operating losses................................... $ 75,600  $328,450
     Inventories (Uniform Capitalization Rules).............   (7,800)   17,550
     Other, net.............................................   (7,800)    2,000
                                                             --------  --------
                                                             $ 60,000  $348,000
                                                             ========  ========

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

   The Company believes that it is more likely than not that it will realize the deferred tax asset. Therefore, no valuation allowance has been provided.

NOTE 7--COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

   In 1999, a class action lawsuit was filed against the Company alleging a misrepresentation of the Company's financial results, thereby artificially inflating the price of the Company's stock. The exposure to liability is approximately $1,474,000. The Company has sought a resolution to these lawsuits by agreeing in principle to settle pending approval by the shareholders. In April 2000, the Company approved a stipulation of settlement. In October 2000, the Courts approved the settlement. The settlement requires the Company to pay $850,000 and issue 475,000 shares of common stock to the plaintiffs, for a total cost of $1,453,675. The company's insurance carrier will pay $740,000 of the cash settlement. The Company had previously accrued for the settlement cost in the fiscal year ending September 30, 1999. Associated with this allegation, the Company incurred legal and consulting fees of approximately $1,360,000.

   The Company was involved in an investigating proceeding by the Securities and Exchange Commission (SEC) regarding an inquiry into the Company's accounting treatment of certain transactions in the mid 1990's. In December 1999, the Company satisfactorily settled the investigating proceeding with the SEC.

   On October 25, 1999, the Company terminated the employment of the former CFO and CEO of the Company and accrued a severance agreement of $122,451 and $85,372, respectively. The agreement provides that the Company will be responsible for the first $25,000 of legal fees incurred by the two former officers in connection with the litigation and SEC proceedings.

 Retirement Plan

   Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the "Plan"). Eligible employees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee's contribution and may make discretionary profit sharing contributions. For the year ended September 30, 2000 and 1999, no contributions were made by the Company to the Plan.

 Facility Leases

   The Company has various operating lease agreements for office and manufacturing facilities that expire through May 31, 2003. Rent expense under operating lease agreements was $312,526, $349,000 and $181,000 for the years ended September 30, 2000, 1999 and 1998.

   As of September 30, 2000, future minimum lease payments under operating lease agreements are as follows:

   2001............................................................... $ 362,000
   2002...............................................................   372,000
   2003...............................................................   167,000
   2004...............................................................       --
   Thereafter.........................................................       --
                                                                       ---------
                                                                       $ 901,000
                                                                       =========

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

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

   The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with qualified financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. Cash concentration risks at September 30, 2000 and 1999 were $558,666 and $403,029, respectively.

   The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 2000 and 1999:

                                                            2000        1999
                                                         ----------  ----------
   Foreign distributors (a)............................. $1,174,946  $1,738,112
   State and local municipalities (b)...................    528,919     613,488
   U.S. government agencies (c).........................     72,672      44,770
   Other receivables....................................  1,060,477     680,090
                                                         ----------  ----------
                                                          2,837,014   3,076,460
   Less allowance for doubtful accounts.................   (112,670)   (250,000)
                                                         ----------  ----------
     Total.............................................. $2,724,344  $2,826,460
                                                         ==========  ==========

   (a) To date, the Company's foreign sales are transacted primarily through distributors.

   (b) The Company's domestic sales of its laser speed instruments have been primarily to state and local law enforcement agencies. These agencies are dispersed across geographic areas.

   (c) Domestically, the Company's sales of its laser distance measurement systems are transacted primarily through distributors.

   For the year ended September 30, 2000, 1999 and 1998, no single customer accounted for more than 10% of sales.

   A summary of the Company's sales by geographic area is as follows:

                                                2000        1999        1998
                                            ------------ ----------- -----------
   Foreign sales:
     Asia.................................. $  1,071,282 $ 1,623,560 $ 1,118,000
     Europe................................    2,403,590   1,926,670   1,537,000
     Canada................................      533,975     616,648     748,000
     Australia.............................      733,415     585,878     984,000
     Other.................................      782,712     393,724     568,263
                                            ------------ ----------- -----------
   Total foreign sales.....................    5,524,974   5,146,480   4,955,263
   Domestic sales..........................    7,195,325   6,668,174   6,846,030
                                            ------------ ----------- -----------
                                            $ 12,720,299 $11,814,654 $11,801,293
                                            ============ =========== ===========

   The Company has no foreign assets.

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES

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

NOTE 10--NOTES PAYABLE

   Notes payable consisted of the following:

                                                               September 30,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Note payable to a corporation dated April 16, 1999, 8%
    interest rate, secured by equipment, 36 monthly
    principal and interest payments of $2,097..............  $ 37,866  $ 59,649

   Note payable to a bank dated July 6, 1998, 7.9% interest
    rate, secured by vehicles, with 36 monthly principal
    and interest payments of $7,725........................    60,225   146,372
                                                             --------  --------
   Total notes payable.....................................    98,091   206,021
                                                             --------  --------
     Less: current portion.................................   (83,727)  (91,621)
                                                             --------  --------
   Total Long-Term Debt....................................  $ 14,364  $114,400
                                                             ========  ========

   Maturities of long-term debt are as follows:

   2001................................................................. $83,727
   2002.................................................................  14,364
   2003.................................................................     --
   2004.................................................................     --
   2005.................................................................     --
                                                                         -------
     Total.............................................................. $98,091
                                                                         =======

NOTE 11--SUBSEQUENT EVENTS

   In November 2000, the Company granted employees options to purchase 176,600 shares of the Company' common stock at an exercise price of $1.38 per share. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of the grant or, if sooner, three months after the holder ceases to be an employee of the Company, subject to certain exceptions contained in the Employee Plan.

                             LASER TECHNOLOGY, INC.

                 SCHEDULE I--VALUATION AND QUALIFYING ACCOUNTS

                        Allowance for Doubtful Accounts

                                                Additions
                                     Balance    Charged to             Balance
                                   at Beginning Costs and               at End
                                     of Year     Expenses  Deductions  of Year
                                   ------------ ---------- ----------  --------
Year Ended September 30, 1998.....   $ 10,000    $ 4,470   $  (4,470)  $ 10,000
Year Ended September 30, 1999.....     10,000    256,277     (16,277)   250,000
Year Ended September 30, 2000.....   $250,000    $24,551   $(161,881)  $112,670