Form 10-Q
period 2000-12-31
LASER TECHNOLOGY INC
filed 2001-02-14
CIK 889899

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 2000

                                      OR

           [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ______

                          Commission File No. 1-11642

                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


         DELAWARE                                          84-0970494
         ------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. employer
 incorporation or organization)                      identification number)


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

At January 31, 2001, 5,486,220 shares of common stock of the Registrant were outstanding.

                                     INDEX
                                     -----

                        PART I:   FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----

Item 1.  Financial Statements............................................     1

              Consolidated Balance Sheets................................     1
              Consolidated Statements of Operations......................     3
              Consolidated Statements of Cash Flows......................     4
              Notes to Consolidated Financial Statements.................     5

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................     7

              Results of Operations......................................     7
              Liquidity and Capital Resources............................     8
              Risk Factors and Cautionary Statements.....................     9

                         PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     9

Item 2.  Changes in Securities...........................................    11

Item 3.  Defaults upon Senior Securities.................................    11

Item 4.  Submission of Matters to a Vote of Security Holders.............    11

Item 5.  Other Information...............................................    11

                        PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets

                                    ASSETS

                                                                  December 31,  September 30,
                                                                     2000           2000
                                                                  -----------   -------------
                                                                  (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                       $   759,709    $   585,882
  Investments                                                       1,702,466      2,159,936
  Trade accounts receivable, less allowance
    for doubtful accounts of $111,583 and $112,670
    at December 31, 2000 and September 30, 2000, respectively       2,137,009      2,724,344
  Income Tax Refund Receivable                                              0              0
  Royalties receivable                                                      0          1,697
  Inventories                                                       3,541,546      3,096,862
  Deferred income tax benefit                                          60,000         60,000
  Prepaids and other current assets                                   118,989         83,254
  Income tax prepayment                                                28,927         28,927
                                                                  -----------    -----------

      Total Current Assets                                         8,348,646      8,740,902

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                    1,045,807      1,155,165
                                                                 -----------    -----------

LONG-TERM INVESTMENTS                                                      0              0
                                                                 -----------    -----------

OTHER ASSETS                                                         985,604        967,146
                                                                 -----------    -----------

      TOTAL ASSETS                                               $10,380,057    $10,863,213
                                                                 -----------    -----------


See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31, September 30,
                                                       2000          2000
                                                       ----          ----
                                                    (Unaudited)
CURRENT LIABILITIES
        Accounts payable                           $   568,274  $   790,260
        Accrued expenses                               179,920      948,696
        Current maturities of long-term debt            55,962       83,727
                                                   -----------  -----------

                Total Current Liabilities              804,156    1,822,683
                                                   -----------  -----------
LONG-TERM DEBT

        Long-term debt, less current maturities         14,364       14,364
                                                   -----------  -----------

                Total Long Term Liabilities             14,364       14,364
                                                   -----------  -----------
                Total Liabilities                      818,520    1,837,047
                                                   -----------  -----------

STOCKHOLDERS' EQUITY
        Preferred stock, $.01 par value--
           shares authorized
        2,000,000; shares issued--none                       -            -
        Common stock, $.01 par value-shares
           authorized 25,000,000; shares issued
           5,710,867                                    57,109       52,359
        Additional paid-in capital                  10,314,226    9,695,302
        Stock Subscription Rec
        Treasury stock at cost, 224,650 shares        (194,259)    (194,259)
        Retained earnings                             (615,539)    (527,236)
                                                   -----------  -----------
                Total Stockholders' Equity           9,561,537    9,026,166
                                                   -----------  -----------

                TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY            $10,380,057  $10,863,213
                                                   -----------  -----------

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                          For the Three Months Ended
                          December 31, 2000 and 1999
                                  (Unaudited)

                                                          Three Months Ended
                                                             December 31,
                                                             ------------
                                                         2000            1999
                                                         ----            ----

NET SALES                                             $2,409,642      $3,088,487
LESS COST OF GOODS SOLD                                1,120,431       1,555,262
                                                      ----------      ----------

        Gross Profit                                   1,289,211       1,533,225

ROYALTY AND LICENSING INCOME                             252,732         265,507
                                                      ----------      ----------

TOTAL OPERATING INCOME                                 1,541,943       1,798,732

OPERATING EXPENSES                                     1,724,647       1,708,923
                                                      ----------      ----------

INCOME (LOSS) FROM OPERATIONS                           (182,704)         89,809

INTEREST INCOME (EXPENSE), NET                            44,734           1,893
                                                      ----------      ----------


INCOME (LOSS) BEFORE TAXES ON INCOME                    (137,970)         91,702

INCOME TAX BENEFIT                                       (49,669)              0
                                                      ----------      ----------

NET INCOME (LOSS)                                     $  (88,301)     $   91,702
                                                      ----------      ----------


BASIC EARNINGS (LOSS) PER
  COMMON SHARE                                        $    (0.02)     $     0.02
                                                      ----------      ----------


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                          5,417,582       5,019,551
                                                      ----------      ----------



DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                                        $    (0.02)     $     0.02
                                                      ----------      ----------


DILUTED AVERAGE SHARES
  OUTSTANDING                                          5,835,248       5,586,883
                                                      ----------      ----------

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                 For the Three Months Ended December 31, 2000
                             and December 31, 1999
                                  (Unaudited)

                                                    December 31,    December 31,
                                                        2000            1999
                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                    $ (88,301)      $  91,702
Adjustments to reconcile net income to cash
  provided by operating activities:
    Depreciation and amortization                      148,363         128,965
    Loss on sale of property and equipment             (12,600)         (4,914)
    Amortization of deferred share award                                 5,427

Changes in operating assets and liabilities:
    Trade accounts receivable                          589,032        (149,149)
    Inventories                                       (444,684)        260,750
    Other assets                                       (35,734)         (4,387)
    Accounts payable and accrued expenses             (367,090)       (601,315)
                                                     ---------       ---------
Net cash provided by (used in) operating activities   (211,014)       (272,921)
                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    (Increase) decrease in investments                 457,470          14,717
    Proceeds from sale of property and equipment       (59,486)            835
    Patent costs paid                                  (27,720)        (13,131)
    Purchases of property and equipment                 42,342         (31,807)
                                                     ---------       ---------
Net cash provided by (used in) investing activities    412,606         (29,386)
                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on long-term debt and capital leases      (27,765)        (30,699)
                                                     ---------       ---------
Net cash used in financing activities                  (27,765)        (30,699)
                                                     ---------       ---------
INCREASE IN CASH AND CASH EQUIVALENTS                  173,827        (333,006)

CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                          585,882         757,076
                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END
    OF PERIOD                                        $ 759,709       $ 424,070
                                                     ---------       ---------


See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

(Information for the three months ended December 31, 2000 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three month periods ended December 31, 2000 and 1999, (b) the consolidated financial position at December 31, 2000, and (c) the consolidated statements of cash flows for the three month periods ended December 31, 2000 and 1999. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.      Earnings Per Share

SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted income per share for December 31, 2000 is not materially different from basic income per share because the diluted shares would be antidilutive.

The following is provided to reconcile the earnings per share calculation:

                                                        Three Months Ended
                                                           December 31,
                                                           ------------

                                                        2000            1999
                                                     ---------------------------

Basic Earnings Per Common Share:
Numerator
        Net Income (Loss)                            $   (88,301)     $   91,702
Denominator
        Weighted Average Shares                        5,417,582       5,019,551
                                                     -----------      ----------

Per Share Amounts
        Basic Earnings (Loss)                        $     (0.02)     $     0.02
                                                     -----------      ----------
Diluted Earnings Per Common Share:
Numerator
        Net Income (Loss)                            $   (88,301)     $   91,702
Denominator
        Weighted Average Shares                        5,417,582       5,019,551
        Employee & Non Employee
                Stock Options                            417,666         567,332
                                                     -----------      ----------
                                                       5,835,248       5,586,883
Per Share Amounts
        Basic Earnings (Loss)                        $     (0.02)     $     0.02
                                                     -----------      ----------

c.      Operating Segments

        The Company's primary operating segments for the three months ended December 31, 2000 and 1999 were as follows:

                                                                            Three Months Ended
                                                                             December 31, 2000
                                                   Traffic Safety        Survey/Mapping     Other     Royalties          Total
                                                   --------------        --------------     -----     ---------          -----
Net sales........................................     1,574,586              661,153      $173,903                      2,409,642
Cost of goods sold...............................       726,353              305,423        88,655                      1,120,431
Sales and marketing expenses.....................       532,394              255,620        23,058                        811,072
Gross margin (after sales and marketing expenses)       315,839              100,110        62,190                        478,139
Royalty and licensing income.....................                                                       252,732           252,732
Total other operating expenses...................                                                                         913,575
Income (loss) from operations....................                                                                        (182,704)
Interest income (expense), net...................                                                                          44,734
Income (loss) before taxes on income.............                                                                        (137,970)
Taxes on income (benefit)........................                                                                        ( 49,669)
Net income (loss)................................                                                                         (88,301)

                                                                            Three Months Ended
                                                                             December 31, 1999
                                                   Traffic Safety        Survey/Mapping     Other     Royalties          Total
                                                   --------------        --------------     -----     ---------          -----
Net sales........................................    $2,236,389             $753,410      $ 98,688                     $3,088,487
Cost of goods sold...............................     1,151,155              378,407        25,700                      1,555,262
Sales and marketing expenses.....................       501,468              237,246         4,698                        743,412
Gross margin (after sales and marketing expenses)       583,766              137,757        68,290                        789,813
Royalty and licensing income.....................                                                       265,507           265,507
Total other operating expenses...................                                                                         965,511
Income (loss) from operations....................                                                                          89,809
Interest income (expense), net...................                                                                           1,893
Income (loss) before taxes on income.............                                                                          91,702
Taxes on income (benefit)........................                                                                               0
Net income (loss)................................                                                                      $   91,702

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

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2000 and December 31, 1999

For the three month periods ended December 31, 2000 and 1999, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        Three Months Ended
                                                           December 31,
                                                           ------------

                                                        2000            1999
                                                     ---------------------------
Net sales                                                100%            100%
Cost of goods sold                                        46              50
                                                         ---             ---
Gross profit                                              54              50
Royalty and licensing income                              11               8
                                                         ---             ---
Total operating income                                    64              58
Operating expenses                                        72              55
                                                         ---             ---
Income from operations                                    (8)              3
Interest income, net                                       2               -
                                                         ---             ---
Income before taxes on income                             (6)              3
Tax (benefit) expense                                     (2)              -
                                                         ---             ---
Net income                                                (4)%             3%
                                                         ===             ===


Revenues

The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                                  Three Months Ended
                                                     December 31,
                                                     ------------

                                                  2000            1999
                                               ---------------------------
Traffic Safety Systems                         $1,574,586       $2,236,389
Percentage of revenues                                 65%              72%

Survey and Mapping Systems                        661,153          753,410
Percentage of revenues                                 27%              24%

Other                                             173,903           98,688
Percentage of revenues                                  8%               4%

        Total Revenues                         $2,409,642       $3,088,487
                                               ----------       ----------



Total revenues for the first quarter ended December 31, 2000 decreased 22% to $2,409,642 from $3,088,487 realized in the first quarter ended December 31, 1999.

Traffic Safety sales during the first quarter ended December 31, 2000 decreased 30% to $1,574,586 from $2,236,389 realized in the prior year first quarter. Domestic sales decreased 18 percent to $796,767 from $969,057 while International sales of Traffic Safety products declined 39% to $777,819 from $1,267,332. The Company believes the decrease in domestic sales reflected delays in government funded orders and the postponement in shipments of the Company's new Angle Encoder because of the difficulty in securing certain product components. The decrease in International sales reflects the customers postponing orders because of delays in approvals to purchase from government.

Sales of the Company's Survey and Mapping products decreased 12% to $661,153 in the first quarter ended December 31, 2000 as compared to $753,410 realized in the year earlier like period. Domestic sales declined 23.5% to $405,494 from $530,708. As with Traffic Safety products, difficulty in securing certain product components restrained the production of finished goods, thereby limiting the ability to ship orders. International sales increased 14.7% to $255,659 from $222,702 demonstrating the acceptance of the Impulse and MapStar Compase Module that replaced the Criterion series. International sales were not as significantly impacted as Domestic sales by the restrained production schedule due to time of placement and types of orders.

International sales comprised 43% of net sales for the first quarter ended December 31, 2000 period as compared to 48% for the corresponding quarter ended December 31, 1999. Increased competition for laser products internationally and the strong U.S dollar has had a negative impact in International sales this period.

Gross profit as a percentage of net sales was 54% for the quarter ended December 31, 2000 period compared to 50% for the quarter ended December 31, 1999. The increase in gross profit margins was primarily due to improving sales of second generation products such as the UltraLyte series, increased output on the production line and a reduction in specific materials cost.

Royalty and licensing income from the Company's licensees was $252,732 in the first quarter ended December 31, 2000 compared to $265,507 in quarter ended December 31, 1999, representing a 4.8% decrease. This modest decline is attributed to the increased sales administration fees paid by the licensee which reduced the net sales base subject to royalty payments. Management believes that royalty income related to the Company's licensing agreements will continue to beneficially impact the Company's operating results.

Total operating expenses increased 1% to $1,724,647 for the quarter ended December 31, 2000 from $1,708,923 for the quarter ended December 31, 1999. The decline in sales in the first quarter fiscal year 2001 resulted in an increase of total operating expenses as a percentage of net sales to 72% from 55% for the first quarter fiscal year 2000.

Due to decreased revenues the Company realized a loss from operations of $182,704 compared to a profit from operations of $89,809 for the quarter ended December 31, 1999. After interest and income tax, the Company realized a net loss of $88,301 in the quarter ended December 31, 2000, or a loss of $.02 per share, compared to a net income of $91,702 in the quarter ended December 31, 1999, or $.02 basic earnings per share.

Liquidity and Capital Resources

At December 31, 2000, the Company had working capital of $7,544,490. The Company's present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

For the three month period ended December 31, 2000, cash used by operating activities was $211,014. Cash was decreased by a net loss of $88,301, an increase in inventory of $444,684, a decrease in accounts payable and accrued expenses of $367,090, offset by depreciation and amortization expense of $148,363 and reductions in accounts receivable of $589,032. Cash provided by investing activities totaled $412,606, which reflected a decrease in investments of $457,470, net purchases of property and equipment of $17,144 and patent related costs of $27,720. Cash used in financing activities of $27,765 reduced long-term debt. For the three month period ended December 31, 2000, cash and cash equivalents increased by $173,827. This decrease in investments is primarily related to the Company beginning to increase inventories to make a transition from turn key purchases to consignment agreements with contract manufacturers. Consignment arrangements with contract manufacturers will allow the Company to control the procurement of parts and inventory levels providing the ability for delivery of finished products based on a forecasted manufacturing schedule, this will decrease the potential for delayed product to effect customer shipments and future revenues. On November 2, 2000 the Company made a non cash transaction of $623,625, that was accrued at September 30, 1999 (see Part II, Item 1), issuing 475,000 shares of common stock in settlement of the Shareholder Derivative and Class Action Suits.

For the three month period ended December 31, 1999, cash used by operating activities was $272,921. Cash was increased by net income of $91,702, and by depreciation expense of $128,965 and reductions in inventory of $260,750, offset by an increase in accounts receivable of $149,149 and reductions of accounts payable and accrued expenses of $601,315. Cash used in investing activities of $29,386 for purchases of property and equipment and patent related costs. Cash used in financing activities of $30,699 reduced long-term debt. For the three month period ended December 31, 1999, cash and cash equivalents decreased by $333,006. This decrease is primarily related to the Company beginning to pay some of the costs associated with the 1999 settlement and restructuring costs that were accrued at September 30, 1999 (see
Part II, Item 1) as well as reductions in accounts payable.

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

On October 6, 1999, the Company announced that it had entered into an "agreement in principle" for the settlement of all the aforementioned actions. On December 10, 1999, a Stipulation of Settlement was executed by the parties and filed with the Court. On October 13, 2000, the Court issued its Final Judgment and Order of Dismissal With Prejudice in the action. As a provision of the Final Judgment, the Court ordered the Company to issue 475,000 shares of its common stock and ordered payment of $850,000 in the settlement of the action. Following the appropriate hearing, the Court found that the aggregate settlement amount and other terms of the settlement reflected a good faith settlement of the actions. The Company reached an agreement with its insurance carrier whereby $740,000 of the cash portion of the settlement was paid by the carrier into the settlement escrow account. The remaining $110,000 in cash was paid into the settlement escrow account by certain defendants involved in the settlement, including the Company. The 475,000 shares were also issued and delivered to the settlement escrow account. These shares are equal to approximately 8.7% of the Company's total shares currently outstanding.

Pursuant to the settlement, the 475,000 shares will be distributed at a date to be determined by the plaintiffs and their counsel. One-third of the shares will be available for trading immediately, one-third will be available for trading 60 days after the initial distribution, and the final third will be available for trading 120 days from the initial distribution.

As a condition of the settlement, the Company is released from all future claims and actions by the plaintiffs and class members related to the pending actions. The costs of the settlement together with projected legal expenses involved in completing the settlement have been accrued in the Company's fiscal 1999 financial statements except for $18,430, which was recorded during fiscal 2000.

On February 8, 2000, the Company filed a complaint against Nikon, Inc. ("Nikon") in U.S. District Court for the District of Colorado (Civ. No. 00-B-272) for selling and using a product infringing one of the Company's patents. On July 26, 2000, the Company amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by the Company. On August 9, 2000, Nikon filed an answer and counterclaims, seeking a declaratory judgment that Nikon did not infringe the patents, that the patents are invalid and unenforceable, and that Nikon has been damaged by willful and unfounded assertions of infringement by the Company. The counterclaims do not quantify the damages sought. On September 28, 2000, upon a stipulated motion to withdraw, the Court ordered the dismissal, without prejudice to reassertion, of the counterclaims asserting that the patents-in-suit are invalid and unenforceable.

The Company is vigorously prosecuting the lawsuit and defending the counterclaims. The parties have just begun formal discovery in this matter, and the Company recently filed a motion seeking to amend the complaint to add as a defendant Nikon's Taiwanese supplier, Asia Optical Co., Inc. The Court has not yet ruled on this motion. A trial is scheduled for March 25, 2002.

                                   PART II.

Item 2. Changes in Securities

     During the three month period ended December 31, 2000, the Company issued 475,000 shares of authorized, but previously unissued common stock, as partial consideration for the settlement of the class action and derivative action lawsuits filed against the Company in 1999. The shares were issued on November 02, 2000 and were delivered to the special settlement escrow account established to facilitate the settlement of the lawsuits. The shares are to be held in the escrow account and delivered to approximately 812 claimants pursuant to a schedule prepared by the plaintiffs and their counsel. As further consideration for the issuance of the shares, the Company was released from all future claims and actions by the plaintiffs and class members of the suits.

     Issuance of the 475,000 shares was pursuant to the terms and conditions of the Final Judgment and Order of Dismissal with Prejudice issued by the court in the action. The shares are deemed "exempted securities" and were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 3(a)(10) of such Act. Section 3(a)(10) provides an exemption for:

           "any security which is issued in exchange for one or more bona fide outstanding securities, claims or property interests, or partly in such exchange and partly for cash, where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court, or by any official or agency of the United States, or by any State or Territorial banking or insurance commission or other governmental authority expressly authorized by law to grant such approval."

     To satisfy the provisions of Section 3(a)(10), an issuer must satisfy certain conditions, including the following:


           * Securities must be issued in exchange for securities, claims or property interests; they cannot be offered for cash;
           * A court or authorized governmental entity must approve the fairness of the terms and conditions of the exchange;
           * The reviewing court or authorized governmental entity must find the terms and conditions of the exchange are fair and be advised that the issuer will rely on the Section 3(a)(10) exemption;
           * A court or authorized governmental entity must hold a hearing before approving the fairness of the transaction, which hearing must be open to the persons to whom the securities would be issued in the proposed exchange; and
           * Adequate notice must be given to those persons and there cannot be any improper impediments to the appearance by those persons at the hearing.

     The Company's reliance upon the Section 3(a)(10) exemption is premised upon the fact that the shares were issued pursuant to the exchange of a legal claim against the Company and an appropriate court, having held an open hearing upon proper notice, approved the fairness of the terms and conditions of the transaction. Accordingly, the shares were issued as exempted securities which do not require a restrictive legend relating the resale of the shares, except as set forth by the terms of the settlement.

Item 3. Defaults upon Senior Securities

This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 2000.

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

                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 South Tucson Way
                           Englewood, Colorado 80112

Date: February 14, 2001          By  /s/ Eric A. Miller
                                     ------------------
                                         Eric A. Miller
                                 President, Chief Executive Officer and Director



Date: February 14, 2001          By  /s/ Elizabeth A. Hearty
                                     -----------------------
                                         Elizabeth A. Hearty
                                 Corporate Secretary and Controller