Form 10-Q
period 2001-03-31
LASER TECHNOLOGY INC
filed 2001-05-14
CIK 889899

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to ______________

                          Commission File No. 1-11642

                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                     84-0970494
            -------------------------------------------------------
 (State or other jurisdiction of        (I.R.S. employer identification number)
                         incorporation or organization)


               7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO  80112
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

At May 1, 2001, 5,486,220 shares of common stock of the Registrant were outstanding.

                                     INDEX

                        PART I:  FINANCIAL INFORMATION

                                     PAGE


Item 1. Financial Statements....................................  1

          Consolidated Balance Sheets...........................  1
          Consolidated Statements of Operations.................  3
          Consolidated Statements of Cash Flows.................  4
          Notes to Consolidated Financial Statements............  5

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................  8

          Results of Operations.................................  8
          Liquidity and Capital Resources....................... 10
          Risk Factors and Cautionary Statements................ 10

                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings....................................... 11

Item 2. Changes in Securities................................... 12

Item 3. Defaults upon Senior Securities......................... 12

Item 4. Submission of Matters to a Vote of Security Holders..... 13

Item 5. Other Information....................................... 13

Item 6. Exhibits and Reports on Form 8-K........................ 13

                        PART I.  FINANCIAL INFORMATION

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets

                                    ASSETS

                                                                 March 31,     September 30,
                                                                   2001            2000
                                                                -----------     -----------
                                                                 (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                  $ 1,825,654     $   585,882
     Investments                                                          0       2,159,936
     Trade accounts receivable, less allowance
      for doubtful accounts of $98,690 and $112,670
      at March 31, 2001 and September 30, 2000, respectively      2,490,294       2,724,344
     Income Tax Refund Receivable                                         0               0
     Royalties receivable                                           131,929           1,697
     Inventories                                                  4,014,924       3,096,862
     Deferred income tax benefit                                     60,000          60,000
     Prepaids and other current assets                              208,671          83,254
     Income tax prepayment                                           28,927          28,927
                                                                -----------     -----------

          Total Current Assets                                    8,760,399       8,740,902
                                                                -----------     -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                                  949,386       1,155,165
                                                                -----------     -----------

LONG-TERM INVESTMENTS                                                   288               0
                                                                -----------     -----------

OTHER ASSETS                                                      1,030,788         967,146
                                                                -----------     -----------

          TOTAL ASSETS                                          $10,740,861     $10,863,213
                                                                -----------     -----------

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           March 31,     September 30,
                                                                              2001            2000
                                                                          -----------     -----------
                                                                           (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                     $   913,957     $   790,260
     Accrued expenses                                                         178,194         948,696
     Current maturities of long-term debt                                      27,676          83,727
                                                                          -----------     -----------

          Total Current Liabilities                                         1,119,827       1,822,683
                                                                          -----------     -----------

LONG-TERM DEBT

     Long-term debt, less current maturities                                   14,364          14,364
                                                                          -----------     -----------

          Total Long Term Liabilities                                          14,364          14,364
                                                                          -----------     -----------

          Total Liabilities                                                 1,134,191       1,837,047
                                                                          -----------     -----------

STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value--shares authorized
     2,000,000; shares issued--none                                                 -               -
     Common stock, $.01 par value-shares
      authorized 25,000,000; shares issued 5,710,870 at March 31, 2001         57,109          52,359
      and 5,235,870 at September 30, 2000
     Additional paid-in capital                                            10,314,226       9,695,302
     Stock Subscription Receivable                                                  0               0
     Treasury stock at cost, 224,650 shares                                  (194,259)       (194,259)
     Retained earnings                                                       (570,406)       (527,236)
                                                                          -----------     -----------

          Total Stockholders' Equity                                        9,606,670       9,026,166
                                                                          -----------     -----------

          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                           $10,740,861     $10,863,213
                                                                          ===========     ===========

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                      For the Three and Six Months Ended
                            March 31, 2001 and 2000
                                  (Unaudited)

                                                        Three Months Ended              Six Months Ended
                                                           March 31,                        March 31,
                                                           ----------                       ----------
                                                         2001        2000               2001         2000
                                                      ----------  ----------         ----------   ----------
NET SALES                                             $3,060,393  $2,553,090         $5,470,035   $5,641,577
LESS COST OF GOODS SOLD                                1,488,591   1,126,437          2,609,022    2,681,700
                                                      ----------  ----------         ----------   ----------

     Gross Margin                                      1,571,802   1,426,653          2,861,013    2,959,877

ROYALTY AND LICENSING INCOME                             137,144     130,290            389,876      395,797
                                                      ----------  ----------         ----------   ----------

TOTAL OPERATING INCOME                                 1,708,946   1,556,943          3,250,889    3,355,674

LEGAL & SEVERANCE COSTS ASSOCIATED
    WITH RESTRUCTURING OF MANAGEMENT AND EMPLOYEES                   176,955                         176,955
OPERATING EXPENSES                                     1,677,199   1,544,126          3,401,845    3,253,058
                                                      ----------  ----------         ----------   ----------

TOTAL OPERATING EXPENSES                               1,677,199   1,721,081          3,401,845    3,430,013

INCOME (LOSS) FROM OPERATIONS                             31,747    (164,138)          (150,956)     (74,339)

INTEREST INCOME (EXPENSE), NET                            21,749      (6,736)            66,483       (4,833)
                                                      ----------  ----------         ----------   ----------

INCOME (LOSS) BEFORE TAXES ON INCOME                      53,496    (170,874)           (84,473)     (79,172)

TAXES ON INCOME (BENEFIT)                                  8,289     (28,498)           (41,380)     (28,498)
                                                      ----------  ----------         ----------   ----------

NET INCOME (LOSS)                                     $   45,207  $ (142,376)        $  (43,093)  $  (50,674)
                                                      ==========  ==========         ==========   ==========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE                                        $     0.01  $    (0.03)        $    (0.01)  $    (0.01)
                                                      ==========  ==========         ==========   ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                                           5,486,220   5,019,551          5,486,220    5,019,551
                                                      ==========  ==========         ==========   ==========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                                        $     0.01  $    (0.03)        $    (0.01)  $    (0.01)
                                                      ==========  ==========         ==========   ==========

DILUTED AVERAGE SHARES
  OUTSTANDING                                          6,291,220   5,586,883          6,291,220    5,586,883
                                                      ==========  ==========         ==========   ==========

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                    For the Six Months Ended March 31, 2001
                              and March 31, 2000
                                  (Unaudited)

                                                        March 31,    March 31,
                                                          2001        2000
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                      $  (43,093)  $  (50,674)
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                           298,155      283,973
  Loss on sale of property and equipment                                (4,914)
  Amortization of deferred share award                                   4,341

Changes in operating assets and liabilities:
  Trade accounts receivable                               103,818    1,101,391
  Inventories                                            (918,062)     (89,769)
  Other assets                                           (125,417)     (18,334)
  Accounts payable and accrued expenses                   (23,207)    (820,169)
                                                       ----------   ----------

Net cash provided by (used in) operating activities      (707,806)     405,839
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                    2,159,648       10,298
  Proceeds from sale of property and equipment                  0       (6,610)
  Patent costs paid                                       (82,246)     (86,215)
  Purchases of property and equipment                     (73,772)     (73,439)
                                                       ----------   ----------

Net cash provided by (used in) investing activities     2,003,630     (155,959)
                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt and capital leases           (56,051)     (55,468)
                                                       ----------   ----------

Net cash used in financing activities                     (56,051)     (55,468)
                                                       ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS                   1,239,773      194,412

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                               585,882      757,076
                                                       ----------   ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                             1,825,654   $  951,488
                                                       ==========   ==========

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

(Information for the three and six months ended March 31, 2001 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the six and three month periods ended March 31, 2001 and 2000, (b) the consolidated financial position at March 31, 2001, and (c) the consolidated statements of cash flows for the six and three month periods ended March 31, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's 2000 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 3, 2001.

b.  Earnings Per Share

SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted income per share for March 31, 2001 is not materially different from basic income per share because the diluted shares would be antidilutive.

The following is provided to reconcile the earnings per share calculation:

                                      Three Months Ended               Six Months Ended
                                          March 31,                        March 31,
                                        -------------                    -------------

                                      2001        2000               2001         2000
                                    ----------  ----------         ----------   ----------
Basic Earnings Per Common Share:
Numerator
  Net Income (Loss)                 $   45,207  $ (142,376)        $  (43,093)  $  (50,674)
Denominator
  Weighted Average Shares            5,486,220   5,019,551          5,486,220    5,019,551
                                    ----------  ----------         ----------   ----------

Per Share Amounts
  Basic Earnings (Loss)                $     0.01  $    (0.03)  $    (0.01)  $    (0.01)
                                       ==========  ==========   ==========   ==========

Diluted Earnings Per Common Share:
Numerator
  Net Income (Loss)                    $   45,207  $ (142,376)  $ ( 43,093)  $ ( 50,674)
Denominator
  Weighted Average Shares               5,486,220   5,019,551    5,486,220    5,019,551
  Employee & Director Stock Options       805,000     567,332      805,000      567,332
                                       ----------  ----------   ----------   ----------

                                        6,291,220   5,586,883    6,291,220    5,586,883
Per Share Amounts
  Basic Earnings (Loss)                $     0.01  $    (0.03)  $   ( 0.01)  $    (0.01)
                                       ==========  ==========   ==========   ==========

c.  Operating Segments

The Company's primary operating segments for the three and six months ended March 31, 2001 and 2000 were as follows:

                                                                  Three Months Ended
                                                                   March 31, 2001
                                                                   --------------

                                         Traffic Safety   Survey/Mapping       Other    Royalties      Total
                                         --------------   --------------       -----    ---------      -----
Net sales................................    $1,838,619         $966,794     $254,980                $3,060,393
Cost of goods sold.......................       867,050          461,879      159,662                 1,488,591
Sales and marketing expenses.............       482,561          289,718       26,215                   798,494
Gross margin (after sales and
 marketing expenses).....................       489,008          215,197       69,103                   773,308
Royalty and licensing income.............                                                 137,144       137,144
Total other operating expenses...........                                                               878,705
Income (loss) from operations............                                                                31,747
Interest income (expense), net...........                                                                21,749
Income (loss) before taxes on income.....                                                                53,496
Taxes on income (benefit)................                                                                 8,289
Net income (loss)........................                                                            $   45,207

                                                                  Three Months Ended
                                                                   March 31, 2000
                                                                   --------------

                                         Traffic Safety   Survey/Mapping      Other     Royalties    Total
                                         --------------   --------------      -----     ---------    -----
Net sales................................    $1,742,192         $723,269    $ 87,629               $2,553,090
Cost of goods sold.......................       766,073          320,457      39,907                1,126,437
Sales and marketing expenses.............       578,888          218,526      27,213                  824,627
Gross margin (after sales and
 marketing expenses).....................       397,231          184,286      20,509                  602,026
Royalty and licensing income.............                                                 130,290     130,290
Total other operating expenses...........                                                             896,454
Income (loss) from operations............                                                            (164,138)
Interest income (expense), net...........                                                              (6,736)
Income (loss) before taxes on income.....                                                            (170,874)
Taxes on income (benefit)................                                                             (28,498)
Net income (loss)........................                                                          $ (142,376)

                                                                  Six Months Ended
                                                                   March 31, 2001
                                                                   --------------

                                         Traffic Safety   Survey/Mapping    Other     Royalties      Total
                                         --------------   --------------    -----     ---------      -----
Net sales..............................      $3,413,205       $1,627,947   $428,883                $5,470,035
Cost of goods sold.....................       1,599,196          765,159    244,667                 2,609,022
Sales and marketing expenses...........       1,014,955          545,338     49,273                 1,609,566
Gross margin (after sales and
 marketing expenses)...................         799,054          317,450    134,943                 1,251,447
Royalty and licensing income...........                                                389,876       389,876
Total other operating expenses.........                                                             1,792,279
Income (loss) from operations..........                                                              (150,956)
Interest income (expense), net.........                                                                66,483
Income (loss) before taxes on income...                                                               (84,473)
Taxes on income (benefit)..............                                                               (41,380)
Net income (loss)......................                                                            $  (43,093)

                                                                  Six Months Ended
                                                                   March 31, 2000
                                                                   --------------

                                         Traffic Safety   Survey/Mapping    Other     Royalties      Total
                                         --------------   --------------    -----     ---------      -----
Net sales.................................   $3,978,581       $1,476,679   $186,318                $5,641,577
Cost of goods sold........................    1,891,043          699,427     91,230                 2,681,700
Sales and marketing expenses..............    1,119,729          396,766     51,753                 1,568,248
Gross margin (after sales and
 marketing expenses)......................      967,809          380,486     43,335                 1,391,629
Royalty and licensing income..............                                              395,797       395,797
Total other operating expenses............                                                          1,861,765
Income (loss) from operations.............                                                            (74,339)
Interest income (expense), net............                                                             (4,833)
Income (loss) before taxes on income......                                                            (79,172)
Taxes on income (benefit).................                                                            (28,498)
Net income (loss).........................                                                         $  (50,674)

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

                                    ITEM 2.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended March 31, 2001 and March 31, 2000

The following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations for the three and six months ended March 31, 2001 and 2000. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                    Three Months Ended           Six Months Ended
                                         March 31,                  March 31,
                                         ---------                  ---------
                                      2001       2000               2001   2000
                                      ----       ----               ----   ----
Net sales                              100%       100%               100%   100%
Cost of goods sold                      49         44                 48     48
                                       ---       ----               ----   ----

Gross profit                            51         56                 52     52

Royalty and licensing income             4          5                  7      7
                                       ---       ----               ----   ----

Total operating income                  56         61                 59     59
Operating expenses                      55         67                 62     61
                                       ---       ----               ----   ----

Income from operations                   1         (6)                (3)    (1)
Interest income, net                     1          -                  1      -
                                       ---       ----               ----   ----

Income before taxes on income            2         (7)                (2)    (1)
Tax (benefit) expense                    0         (2)                (1)     -
                                       ---       ----               ----    ----

Net income                               1%        (6)%               (1)%   (1)%
                                       ---       ====               ----   ====

Revenues

The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                 Three Months Ended             Six Month Ended
                                      March 31,                    March 31,
                                      ---------                    ---------
                                 2001         2000              2001         2000
                              ----------   ----------        ----------   ----------
Traffic Safety Systems        $1,838,619   $1,742,192        $3,413,205   $3,978,581
Percentage of revenues                60%          68%               62%          71%

Survey and Mapping Systems       966,794      723,269         1,627,947    1,476,679
Percentage of revenues                32%          27%               30%          25%

Other                            254,980       87,629           428,883      186,318
Percentage of revenues                 8%           3%                8%           3%

   Total Revenues             $3,060,393   $2,553,090        $5,470,035   $5,641,577
                              ==========   ==========        ==========   ==========


Comparison of Three-Months Ended March 31, 2001 and the Three-Months Ended March 31, 2000

Total sales for the second quarter ended March 31, 2001 ("2001") increased 20% to $3,060,393 from $2,553,090 realized in the second quarter ended March 31, 2000 ("2000"). A substantial order backlog remaining at the end of the first quarter was filled during the second quarter which inflated aggregate second quarter sales at the expense of the first quarter. Traffic Safety sales increased 5% to $1,838,619 from $1,742,192 in 2000, coupled with a 34% increase in sales of Survey and Mapping equipment, which totaled $966,794 in 2001 as compared to $723,269 in 2000, contributed to the overall increase. First time shipments of the Company designed ASIC chip to an O.E.M. manufacturer also contributed to the gain.

Gross Margins narrowed to 51% of sales in the second quarter versus 56% of the second quarter prior year. Additional overtime necessary to complete finished goods resulted in higher direct labor costs which penalized gross margins.

Royalty and licensing income was $137,144, in the second quarter of 2001 compared to $130,290 in 2000, a 5% increase representing fluctuations in the consumer product market.

Total operating expenses decreased approximately 3% to $1,677,199 for the 2001
second quarter from $1,721,081 for the comparable 2000 period.   An absence of
legal costs and severance costs associated with restructuring of personnel was offset by increased travel expenses, Board of Directors fees, Consultant fees and patent defense costs. The net operating income for the quarter was $31,747 as against a net loss of $164,138 in 2000. Net profit after interest and taxes increased to $45,207 from a net loss of $142,376 a year ago, or a net profit of
0.01 per basic share compared to a net loss of (0.03) per basic share the prior year.

Comparison of Six-Months Ended March 31, 2001 and the Six-Months Ended March 31, 2000

Net sales for the first six months of 2001 were $5,470,035 compared to $5,641,577 during the first six months of 2000 representing a 3% decrease in sales from the previous year. Traffic Safety sales decreased 14% during the first six months of 2001 to $3,413,205 compared to $3,978,581 a year earlier. This decrease is attributed to a decline in the Company's international sales due to the strength of the U.S. dollar. On a year to year basis, the Company's Survey and Mapping sales have increased 10% to $1,627,947 for the first six months of 2001 compared to $1,476,679 realized in the comparable 2000 period. This increase reflects a greater contribution from the restructured domestic sales force. International sales comprised 41% of net sales during the first six months of 2001 as compared to 44% for the corresponding 2000 period. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

Gross profit as a percentage of net sales was unchanged at 52% for the first six months of 2001 as compared to the prior year.

On a year to year basis, royalties, primarily related to the Company's licensing agreement with Bushnell, decreased 1.5% to $ 389,876 for the first six months of 2001 from $395,797 realized in 2000.

Total operating expenses decreased approximately 1% to $3,401,845 for the first six months of 2000 from $3,430,013 for the first six months of 2000. As a percentage of net sales, total operating expenses increased to 62% for the first six months of 2001 from 61% for the first six months of 2000. Net income improved 15% to a loss of $43,093, from a loss of $50,674 a year ago, or a net loss of (0.01) a basic share each year.

Liquidity and Capital Resources

At March 31, 2001, the Company had working capital of $7,640,649 compared to $6,918,219 at September 30, 2000. Current assets exceeded current liabilities by a ratio of 7.8 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 3.8 to
1. Thus, the present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

The largest items that required financing were inventory which increased by $918,062 and prepaid insurance and car leases in the amount of $125,417 which are classified as other assets. The only operating activities that provided cash was depreciation, which totaled $298,155. This was offset by a small operating loss of $43,093. The only other items that reduced cash were an increase in accounts payable and accrued expenses of $25,417.

A net cash increase of $2,003,630 from investing activities was due to the conversion of investment accounts into working capital. After expending $707,806 on operating activities and $56,051 on long term debt and capital leases, there was a net increase in cash and equivalents of $1,239,773. When added to cash on hand at the beginning of the six month period, total cash and equivalents at March 31, 2001 stood at $1,825,654. Thus, cash and equivalents alone comfortably exceeded total liabilities of $1,134,191 at the end of the period.

For the six month period ended March 31, 2000, cash provided by operating activities was $405,839. A net loss of $50,674 was financed by depreciation expense of $283,973, and by accounts receivable of $1,101,391 offset by an increase in inventory of $89,769, loss on sale of property of $4,914, increase in other assets of $18,334 and reductions of accounts payable and accrued expenses of $820,169. Cash used in investing activities, primarily for patent related investments, totaled $155,959. Cash used in financing activities of $55,468 reduced long-term debt. For the six month period ended March 31, 2000, cash and cash equivalents increased by $194,412.


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

As a condition of the settlement, the Company is released from all future claims and actions by the plaintiffs and class members related to such actions. The costs of the settlement together with projected legal expenses involved in completing the settlement have been accrued in the Company's fiscal 1999 financial statements except for $18,430, which was recorded during fiscal 2000.

On February 8, 2000, the Company filed a complaint against Nikon, Inc. ("Nikon") in U.S. District Court for the District of Colorado (Civ. No. 00-B-272) for selling and using a product infringing one of the Company's patents. On July 26, 2000, the Company amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by the Company. On August 9, 2000, Nikon filed an answer and counterclaims, seeking a declaratory judgment that Nikon did not infringe the patents, that the patents are invalid and unenforceable, and that Nikon has been damaged by willful and unfounded assertions of infringement by the Company. The counterclaims do not quantify the damages sought. On September 28, 2000, upon a stipulated motion to withdraw, the Court ordered the dismissal, without prejudice to reassertion, of the counterclaims asserting that the patents-in-suit are invalid and unenforceable. On January 22, 2001, Asia Optical Co., Inc., the manufacturer of the laser range finders being sold by Nikon, was added to this lawsuit as a defendant.

The Company is vigorously prosecuting the lawsuit and defending the counterclaims. The parties have just begun formal discovery in this matter, and the Company recently filed a motion seeking to amend the complaint to add a newly issued patent and another allegation of willful infringement. The Court has not yet ruled on this motion.



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

          any security which is issued in exchange for one or more bona fide outstanding securities, claims or property interests, or partly in such exchange and partly for cash, where the terms and conditions of such issuance and exchange are approved, after a hearing upon the fairness of such terms and conditions at which all persons to whom it is proposed to issue securities in such exchange shall have the right to appear, by any court, or by any official or agency of the United States, or by any State or Territorial banking or insurance commission or other governmental authority expressly authorized by law to grant such approval.

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

  The Company's reliance upon the Section 3(a)(10) exemption is premised upon the facts that the shares were issued pursuant to the exchange of a legal claim against the Company and an appropriate court, having held an open hearing upon proper notice, approved the fairness of the terms and conditions of the transaction. Accordingly, the shares were issued as exempted securities which do not require a restrictive legend relating the resale of the shares, except as set forth by the terms of the settlement.


Item 3. Defaults upon Senior Securities

This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

  On March 1, 2001, pursuant to proper notice to stockholders, the Company held its annual meeting of stockholders at the corporate offices located at 7070 South Tuscon Way, Englewood, Colorado, 80112. At the meeting, the following directors were elected by the indicated vote to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified:

  Nominee                          For                    Withheld
  -------                          ---                    --------
  Eric A. Miller                   4,215,736              64,478
  Jeremy G. Dunne                  4,218,386              61,828
  H. Deworth Williams              4,182,336              97,878
  Walter R. Keay                   4,203,986              76,228
  Edward F. Cowle                  4,217,186              63,028
  William P. Behrens               4,208,686              71,528
  Nicholas J. Cooney               4,220,586              59,628

In addition the stockholders also ratified the appointment of H.J. Associates (formerly Jones, Jensen & Company) as independent auditors for the Company's fiscal year ending September 30, 2001 by a vote of 4,219,480 for, 34,255 against, and 26,479 abstaining.

Item 5. Other Information

This Item is not applicable to the Company.

Item 6. Exhibits and Reports on Form 8-K

     b.  Reports on Form 8-K

         No reports on Form 8-K filed during period

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               LASER TECHNOLOGY, INC.
                               ----------------------
                               7070 South Tucson Way
                            Englewood,  Colorado  80112


Date: May 14, 2001                 By  /s/ Elizabeth Hearty
------------------                     --------------------

                                    Elizabeth Hearty
                                    Corporate Secretary and Controller

Date: May 14, 2001                 By /s/  Eric A Miller
------------------                    ------------------

                                    Eric A. Miller
                                    President and Chief Executive Officer