Form 10-Q
period 2001-06-30
LASER TECHNOLOGY INC
filed 2001-08-13
CIK 889899

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

           (_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                          Commission File No. 1-11642

                            LASER TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                                        84-0970494
           --------                                                        ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No _____.
                                       -------

At June 30, 2001, 5,486,220 shares of common stock of the Registrant were outstanding.

                                     INDEX
                                     -----

                         PART I: FINANCIAL INFORMATION


                                                                            PAGE
                                                                            ----
Item 1.   Financial Statements.............................................   1

               Consolidated Balance Sheets.................................   1
               Consolidated Statements of Operations.......................   3
               Consolidated Statements of Cash Flows.......................   4
               Notes to Consolidated Financial Statements..................   5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............................   8

               Results of Operations.......................................   8
               Liquidity and Capital Resources.............................  10
               Risk Factors and Cautionary Statements......................  10

                          PART II: OTHER INFORMATION

Item 1.   Legal Proceedings................................................  11

Item 2.   Changes in Securities............................................  12

Item 3.   Defaults upon Senior Securities..................................  12

Item 4.   Submission of Matters to a Vote of Security Holders..............  12

Item 5.   Other Information................................................  12

Item 6.   Exhibits and Reports on Form 8-K.................................  12

                            LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets

                                    ASSETS

                                                                               June 30,               September 30,
                                                                                 2001                     2000
                                                                                 ----                     ----
                                                                              (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                                $ 1,809,680             $   585,882
     Investments                                                                        0               2,159,936
     Trade accounts receivable, less allowance
        for doubtful accounts of $101,244 and $112,670
        at June 30, 2001 and September 30, 2000, respectively                   2,334,321               2,724,344
     Income Tax Refund Receivable                                                       0                       0
     Royalties receivable                                                         198,080                   1,697
     Inventories                                                                4,438,370               3,096,862
     Deferred income tax benefit                                                   60,000                  60,000
     Prepaids and other current assets                                            173,267                  83,254
     Income tax prepayment                                                         28,927                  28,927
                                                                              -----------             -----------

          Total Current Assets                                                  9,042,645               8,740,902
                                                                              -----------             -----------

PROPERTY AND EQUIPMENT, net of accumulated
     depreciation and amortization                                                872,598               1,155,165
                                                                              -----------             -----------

LONG-TERM INVESTMENTS                                                                   0                       0
                                                                              -----------             -----------

OTHER ASSETS                                                                    1,051,557                 967,146
                                                                              -----------             -----------

          TOTAL ASSETS                                                        $10,966,800             $10,863,213
                                                                              ===========             ===========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                          Consolidated Balance Sheets

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            June 30,             September 30,
                                                                              2001                   2000
                                                                              ----                   ----
                                                                           (Unaudited)
CURRENT LIABILITIES
     Accounts payable                                                     $   723,308             $   790,260
     Accrued expenses                                                         375,647                 948,696
     Current maturities of long-term debt                                       6,203                  83,727
                                                                          -----------             -----------

          Total Current Liabilities                                         1,105,158               1,822,683
                                                                          -----------             -----------
LONG-TERM DEBT

     Long-term debt, less current maturities                                   14,364                  14,364
                                                                          -----------             -----------

          Total Long Term Liabilities                                          14,364                  14,364
                                                                          -----------             -----------

          Total Liabilities                                                 1,119,522               1,837,047
                                                                          -----------             -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value--shares authorized
     2,000,000; shares issued--none                                                 -                       -
     Common stock, $.01 par value-shares
      authorized 25,000,000; shares issued 5,710,870 at
      June 30, 2001 and 5,235,870 at September 30, 2000                        57,109                  52,359
     Additional paid-in capital                                            10,314,226               9,695,302
     Stock Subscription Receivable                                                  0                       0
     Treasury stock at cost, 224,650 shares                                  (194,259)               (194,259)
     Retained earnings                                                       (329,798)               (527,236)
                                                                          -----------             -----------

          Total Stockholders' Equity                                        9,847,278               9,026,166
                                                                          -----------             -----------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                           $10,966,800             $10,863,213
                                                                          ===========             ===========

See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Operations
                      For the Three and Nine Months Ended
                            June 30, 2001 and 2000
                                  (Unaudited)

                                                         Three Months Ended                Nine Months Ended
                                                              June 30,                         June 30,
                                                              --------                         --------
                                                        2001            2000             2001              2000
                                                        ----            ----             ----              ----
NET SALES                                            $3,312,326      $3,686,079       $8,782,360        $9,327,656
LESS COST OF GOODS SOLD                               1,467,170       1,556,253        4,076,191         4,237,953
                                                     ----------      ----------       ----------        ----------

      Gross Margin                                    1,845,156       2,129,826        4,706,169         5,089,703

ROYALTY AND LICENSING INCOME                            199,075         164,374          588,951           560,172
                                                     ----------      ----------       ----------        ----------

TOTAL OPERATING INCOME                                2,044,231       2,294,200        5,295,120         5,649,875

OPERATING EXPENSES                                    1,730,165       1,873,499        5,132,011         5,303,513
                                                     ----------      ----------       ----------        ----------

INCOME FROM OPERATIONS                                  314,066         420,701          163,109           346,362

OTHER INCOME (EXPENSE), NET                              61,764          40,481          128,247            35,648
                                                     ----------      ----------       ----------        ----------

INCOME BEFORE TAXES ON INCOME                           375,830         461,182          291,356           382,010
  TAXES ON INCOME                                       135,299         166,026           93,919           137,528
                                                     ----------      ----------       ----------        ----------
NET INCOME                                           $  240,531      $  295,156       $  197,437        $  244,482
                                                     ==========      ==========       ==========        ==========

BASIC EARNINGS PER
  COMMON SHARE                                       $     0.04      $     0.06       $     0.04        $     0.05
                                                     ==========      ==========       ==========        ==========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                         5,486,220       5,019,551        5,463,061         5,019,551
                                                     ==========      ==========       ==========        ==========


DILUTED EARNINGS PER
  COMMON SHARE                                       $     0.04      $     0.05       $     0.03        $     0.04
                                                     ==========      ==========       ==========        ==========


DILUTED AVERAGE SHARES
  OUTSTANDING                                         6,442,820       5,586,883        6,419,661         5,586,883
                                                     ==========      ==========       ==========        ==========


See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                     Consolidated Statements of Cash Flows

               Increase (Decrease) in Cash and Cash Equivalents
                    For the Nine Months Ended June 30, 2001
                               and June 30, 2000
                                  (Unaudited)

                                                                                June 30,             June 30,
                                                                                  2001                 2000
                                                                                  ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $   197,437          $  244,482
Adjustments to reconcile net income to cash
 provided by operating activities:
  Depreciation and amortization                                                    442,530             397,237
  Loss on sale of property and equipment                                             2,123              (3,174)
  Amortization of deferred share award                                                   0               4,341
Changes in operating assets and liabilities:
  Accounts receivable                                                              193,713           1,379,051
  Inventories                                                                   (1,341,507)           (235,034)
  Other assets                                                                     (90,014)            261,148
  Accounts payable and accrued expenses                                            (16,327)           (964,630)
                                                                               ------------         -----------

Net cash provided by (used in) operating activities                               (612,045)          1,083,421
                                                                               ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  (Increase) decrease in investments                                             2,159,997             (26,501)
  Proceeds from sale of property and equipment                                      (8,500)             29,877
  Patent costs paid                                                               (103,991)           (127,332)
  Purchases of property and equipment                                             (134,139)           (165,417)
                                                                               ------------          ----------

Net cash provided by (used in) investing activities                              1,913,367            (289,373)
                                                                               ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on long-term debt and capital leases                                    (77,524)            (75,158)
                                                                               ------------         -----------

Net cash provided by (used in) financing activities                                (77,524)            (75,158)
                                                                               ------------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                            1,223,798             718,890

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                        585,882             757,076
                                                                               ------------         -----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                    $ 1,809,680          $1,475,966
                                                                               ============         ===========


See accompanying notes to the consolidated financial statements

                            LASER TECHNOLOGY, INC.

                  Notes to Consolidated Financial Statements

 (Information for the three and nine months ended June 30, 2001 is unaudited)

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

         In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and nine month periods ended June 30, 2001 and 2000, (b) the consolidated financial position at June 30, 2001, and (c) the consolidated statements of cash flows for the nine month period ended June 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2000. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the footnotes required to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented.

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

b.       Earnings Per Share

         SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income per share. Basic income per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted income per share for June 30, 2001 is not materially different from basic income per share because the diluted shares would be antidilutive.

The following is provided to reconcile the earnings per share calculation:

                                                      Three Months Ended             Nine Months Ended
                                                           June 30,                       June 30,
                                                           --------                       --------

                                                     2001         2000             2001         2000
                                                     ----         ----             ----         ----
Basic Earnings Per Common Share:
Numerator
  Net Income                                         $  240,531   $  295,156       $  197,437   $  244,482
Denominator
  Weighted Average Shares                             5,486,220    5,019,551        5,463,061    5,019,551
                                                     ----------   ----------       ----------   ----------

Per Share Amounts

                                                                  Three Months Ended                    Nine Months Ended
                                                                       June 30,                              June 30,
                                                                      ---------                             ---------

                                                                2001              2000               2001               2000
                                                               ------            ------             ------             ------
 Basic Earnings                                             $     0.04       $     0.06           $     0.04         $     0.05
                                                            ==========       ==========           ==========         ==========

Diluted Earnings Per Common Share:
Numerator
 Net Income                                                 $  240,531       $  295,156           $  197,437         $  244,482
Denominator
 Weighted Average Shares                                     5,486,220        5,019,551            5,463,061          5,019,551
 Employee Stock Options                                        956,600          567,332              956,600            567,332
                                                            ----------       ----------           ----------         ----------

                                                             6,442,820        5,586,883            6,419,661          5,586,883
Per Share Amounts
 Basic Earnings                                             $     0.04       $     0.05           $     0.03         $     0.04

c.   Operating Segments

     The Company's primary operating segments for the three and nine months ended June 30, 2001 and 2000 were as follows:

                                                                                   Three Months Ended
                                                                                     June 30, 2001
                                                                                     -------------

                                                         Traffic Safety   Survey/Mapping     Other       Royalties       Total
                                                         --------------   --------------     -----       ---------       -----
Net sales.............................................     $1,950,710       $  958,569     $ 403,047                  $3,312,326
Cost of goods sold....................................        872,550          431,684       162,934                   1,467,168
Sales and marketing expenses..........................        489,508          291,821        38,653                     819,982
Gross margin (after sales and marketing expenses).....        588,652          235,064       201,460                   1,025,176
Royalty and licensing income..........................                                                    199,075        199,075
Total other operating expenses........................                                                                   910,185
Income from operations................................                                                                   314,066
Interest income (expense), net........................                                                                    61,764
Income  before taxes on income........................                                                                   375,830
Taxes on income.......................................                                                                   135,299
Net income ...........................................                                                                $  240,531

                                                                                  Three Months Ended
                                                                                     June 30, 2000
                                                                                     -------------

                                                         Traffic Safety   Survey/Mapping     Other       Royalties       Total
                                                         --------------   --------------     -----       ---------       -----
Net sales.............................................     $2,406,223       $1,064,782     $ 215,074                  $3,686,079
Cost of goods sold....................................      1,027,127          451,313        77,813                   1,556,253
Sales and marketing expenses..........................        561,160          340,075        19,699                     920,934
Gross margin (after sales and marketing expenses).....        817,936          273,394       117,562                   1,208,892
Royalty and licensing income..........................                                                    164,374        164,374
Total other operating expenses........................                                                                   952,565
Income from operations................................                                                                   420,701
Interest income (expense), net........................                                                                    40,481
Income before taxes on income.........................                                                                   461,182
Taxes on income (benefit).............................                                                                   166,026
Net income ...........................................                                                                $  295,156

                                                                                   Nine Months Ended
                                                                                     June 30, 2001
                                                                                     -------------

                                                         Traffic Safety   Survey/Mapping     Other       Royalties       Total
                                                         --------------   --------------     -----       ---------       -----
Net sales..........................................        $5,363,916       $2,586,515     $831,929                   $8,782,360
Cost of goods sold.................................         2,443,579        1,195,351      437,260                    4,076,190
Sales and marketing expenses.......................         1,509,002          840,928       79,618                    2,429,548
Gross margin (after sales and marketing expenses)..         1,411,335          550,237      315,050                    2,276,622
Royalty and licensing income.......................                                                       588,951        588,951
Total other operating expenses.....................                                                                    2,702,464
Income from operations.............................                                                                      163,109
Interest income (expense), net.....................                                                                      128,247
Income before taxes on income......................                                                                      291,356
Taxes on income (benefit)..........................                                                                       93,919
Net income ........................................                                                                   $  197,437

                                                                                   Nine Months Ended
                                                                                     June 30, 2001
                                                                                     -------------

                                                         Traffic Safety   Survey/Mapping     Other       Royalties       Total
                                                         --------------   --------------     -----       ---------       -----
Net sales..........................................        $6,199,897       $2,726,367     $401,392                   $9,327,656
Cost of goods sold.................................         2,839,428        1,271,386      127,139                    4,237,953
Sales and marketing expenses.......................         1,581,381          871,131       36,671                    2,489,183
Gross margin (after sales and marketing expenses)..         1,779,088          583,850      237,582                    2,600,520
Royalty and licensing income.......................                                                       560,172        560,172
Total other operating expenses.....................                                                                    2,814,330
Income from operations.............................                                                                      346,362
Interest income (expense), net.....................                                                                       35,648
Income before taxes on income......................                                                                      382,010
Taxes on income (benefit)..........................                                                                      137,528
Net income.........................................                                                                   $  244,482

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended June 30, 2001 and June 30, 2000

For the three and nine months ended June 30, 2001 and 2000, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                        Three Months Ended                 Nine Months Ended
                                                             June 30,                          June 30,
                                                             --------                          --------
                                                      2001               2000             2001           2000
                                                      ----               ----             ----           ----
Net sales                                              100%               100%             100%           100%
Cost of goods sold                                      44                 42               46             45
                                                      ----               ----             ----           ----

Gross profit                                            56                 58               54             55

Royalty and licensing income                             6                  5                7              6
                                                      ----               ----             ----           ----

Total operating income                                  62                 63               60             61
Operating expenses                                      52                 51               58             57
                                                      ----               ----             ----           ----

Income from operations                                  10                 12                2              4
Other income, net                                        2                  1                1              1
                                                      ----               ----             ----           ----

Income before taxes on income                           11                 13                3              5
Tax (benefit) expense                                    4                  5                1              2
                                                      ----               ----             ----           ----

Net income                                               7%                 8%               2%             3%
                                                      ====               ====             ====           ====

Revenues

     The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                           Three Months Ended                     Nine Month Ended
                                                June 30,                              June 30,
                                                --------                              --------

                                         2001             2000                  2001             2000
                                      ----------       ----------            ----------       ----------
Traffic Safety Systems                $1,950,710       $2,406,223            $5,363,916       $6,199,897
Percentage of revenues                        59%              65%                   61%              67%

Survey and Mapping Systems               958,569        1,064,782             2,586,515        2,726,367
Percentage of revenues                        29%              29%                   30%              30%

Other                                    403,047          215,074               831,929          401,392
Percentage of revenues                        12%               6%                    9%               3%

   Total Revenues                     $3,312,326       $3,686,079            $8,782,360       $9,327,656
                                      ==========       ==========            ==========       ==========

Comparison of Three-Months Ended June 30, 2001 and the Three-Months Ended June 30, 2000

     Net sales in the third quarter ended June 30, 2001 ("2001") decreased 10% to $3,312,326 from $3,686,079 realized in the third quarter ended June 30, 2000 ("2000"). Traffic Safety sales decreased 19% to $1,950,710 from $2,406,223. Domestic Traffic Safety sales, which increased 23% year over year, were bolstered by improved productivity of new sales people in the Southeast, West Coast and Rocky Mountain regions. However, these gains were more than offset by a decline of 53% in international Traffic Safety sales during the same period. Comparisons were penalized by a significant decline in sales of the older Marksman model speed guns which were not offset by a modest increase in sales of the newer Ultralyte model. International sales were also hurt by a continued strong dollar, which made the prices of foreign products more competitive. Survey and Mapping sales declined 10% to $958,569 in 2001 as compared to $1,064,782 realized in 2000 due primarily to a delay in shipments of the MapStar Compass Module. Overall, international sales accounted for 25% of net sales in the third quarter 2001, down from 42% of net sales in the same quarter a year ago. The third quarter of 2001 ended with a backlog of orders totaling $707,335.

     Gross Margins narrowed slightly to 56% of sales in the third quarter versus 58% of sales in 2000. The prior year period benefited from a more profitable product mix and lower material costs.

     Royalty and licensing income from the Company's licensees was $199,075, in the third quarter of 2001 compared to $164,374 in 2000, representing a 21% increase. This increase reflects the success of the Bushnell Yardage Pro Sport, a new product which utilizes the Company's proprietary technology.

     Total operating expenses decreased approximately 8% to $1,730,165 for the 2001 third quarter from $1,873,499 for the comparable 2000 period, representing a reduction in marketing and research and development expenses. The third quarter of 2001 ended with an operating profit of $314,065 as compared to $420,701 in 2000. Net income after interest and taxes was $240,531 compared to $295,156 a year ago, or a net income of 0.04 per basic share compared 0.06 per basic share the prior year.

Comparison of Nine Months Ended June 30, 2001 and the Nine Months Ended June 30, 2000

     Net sales for the first nine months of 2001 were $8,782,360, down 6% from $9,327,656 during the first nine months of 2000. Traffic Safety sales decreased 13% during the first nine months of 2001 to $5,363,916 compared to $6,199,897 a year earlier. This was primarily due to lower International Traffic Safety sales, which declined 32% because of more intense price competition in the market place from foreign products due to the strength of the U. S. dollar and lower sales of the Marksman. In contrast, Domestic Traffic Safety sales increased 8% for the first nine months of 2001 reflecting the growing acceptance of the Company's QuickMap products and greater productivity from the revamped regional sales force. Survey and Mapping sales decreased 5% to $2,586,515 for the nine months of 2001 compared to $2,726,367 realized in the comparable 2000 period. This decrease reflects a lag in sales caused by the delay in shipments of product in the first and third quarters. International sales comprised 35% of net sales during the first nine months of 2001 as compared to 43% for the corresponding 2000 period. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

     Gross profit as a percentage of net sales declined modestly to 54% for the first nine months of 2001 compared to 55% for the first nine months of 2000. A more profitable product mix positively impacted gross margins a year ago.

     On a year to year basis, royalties increased 5% to $588,951 for the first nine months of 2001 from $560,172 realized in 2000.

     Total operating expenses decreased approximately 3% to $5,132,010 for the first nine months of 2001 from $5,303,513 for the first nine months of 2000. As a percentage of net sales, total operating expenses increased to 58% for the first nine months of 2001 from 57% for the first nine months of 2000. Net income after interest and taxes for the first nine months was $197,437 compared to $244,482 a year ago, or a net profit of 0.04 a basic share compared to 0.05 a basic share the prior year.

Liquidity and Capital Resources


     At June 30, 2001, the Company had working capital of $7,937,487 compared to $6,918,219 at September 30, 2000. Current assets exceeded current liabilities by a ratio of 8.2 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 4 to 1. Thus, the present working capital is expected to adequately meet the Company's needs for at least the next twelve months.

     Inventory, the largest item that required financing, stood at $4,432,369 at June 30, 2001, up $1,341,507 from September 30, 2000. Inventory expansion reflected stocking of certain outsourced assemblies and an increase in other raw materials. Prepaid insurance, fees and expenses required an additional $90,014 of funding. The operating activities that provided cash were a net income of $197,437, depreciation of $442,530 and a reduction in accounts receivable of $193,713. The only other items that reduced cash were an increase in accounts payable and accrued expenses of $16,327.

     A net cash increase of $1,913,367 from investing activities was due to the conversion of investment accounts into working capital. After expending $612,045 on operating activities and $77,524 on long term debt and capital leases, there was a net increase in cash and equivalents of $1,223,798. When added to cash on hand at the beginning of the nine month period, total cash and equivalents at June 30, 2001 stood at $1,809,680. Thus, cash and equivalents alone comfortably exceeded total liabilities of $1,107,776 at the end of the period.

     For the nine month period ended June 30, 2000, cash provided by operating activities was $1,083,421. Cash was increased by net income of $244,482, by depreciation expense of $397,237, by a decrease in accounts receivable of $1,379,051, and other assets by $261,148, offset by an increase in inventory of $235,034, loss on sale of property of $3,174 and reductions of accounts payable and accrued expenses of $964,630. Cash used in investing activities totaled $289,373. Cash used in financing activities of $75,158 reduced long-term debt. For the nine month period ended June 30, 2000, cash and cash equivalents increased by $718,890.


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

On October 6, 1999, the Company announced that it had entered into an "agreement in principle" for the settlement of all the aforementioned actions. On December 10, 1999, a Stipulation of Settlement was executed by the parties and filed with the Court. On October 13, 2000, the Court issued its Final Judgment and Order of Dismissal With Prejudice in the action. As a provision of the Final Judgment, the Court ordered the Company to issue 475,000 shares of its common stock and ordered payment of $850,000 in the settlement of the action. Following the appropriate hearing, the Court found that the aggregate settlement amount and other terms of the settlement reflected a good faith settlement of the actions. The Company reached an agreement with its insurance carrier whereby $740,000 of the cash portion of the settlement was paid by the carrier into the settlement escrow account. The remaining $110,000 in cash was paid into the settlement escrow account by certain defendants involved in the settlement, including the Company. On November 2, 2000 475,000 shares were also issued and delivered to the settlement escrow account established to facilitate the settlement of the lawsuits. As of June 30, 2001 none of the shares have been distributed to the claimants. These shares are equal to approximately 8.7% of the Company's total shares currently outstanding.

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

On February 8, 2000, the Company filed a complaint against Nikon, Inc. ("Nikon") in U.S. District Court for the District of Colorado (Civ. No. 00-B-272) for selling and using a product infringing one of the Company's patents. On July 26, 2000, the Company amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by the Company. On August 9, 2000, Nikon filed an answer and counterclaims, seeking a declaratory judgment that Nikon did not infringe the patents, that the patents are invalid and unenforceable, and that Nikon has been damaged by willful and unfounded assertions of infringement by the Company. The counterclaims do not quantify the damages sought. On September 28, 2000, upon a stipulated motion to withdraw, the Court ordered the dismissal, without prejudice to reassertion, of the counterclaims asserting that the patents-in-suit are invalid and unenforceable. On January 22, 2001, Asia Optical Co., Inc. ("Asia Optical"), the manufacturer of the laser range finders being sold by Nikon, was added to this lawsuit as a defendant.

The Company is vigorously prosecuting the lawsuit and defending the counterclaims. The parties have begun formal discovery in this matter. On May 24, 2001, the Court allowed the Company to amend it's Complaint to add allegations that Nikon and Asia Optical are infringing a third patent issued to the Company in May 2001.


Item 2. Changes in Securities

         This Item is not applicable to the Company.

Item 3. Defaults upon Senior Securities

         This Item is not applicable to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         This Item is not applicable to the Company.

Item 5. Other Information

         This Item is not applicable to the Company.

Item 6. Exhibits and Reports on Form 8-K

        a.   Reports on Form 8-K - none

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            LASER TECHNOLOGY, INC.
                            ----------------------
                             7070 South Tucson Way
                           Englewood, Colorado 80112

Date: August 9, 2001                  By /s/ Elizabeth Hearty
--------------------                    ----------------------------------------
                                                Elizabeth Hearty
                                                 Controller, Corporate Secretary

Date: August 9, 2001                  By /s/ Eric A Miller
--------------------                    ----------------------------------------
                                                 Eric A. Miller
                                        President and Chief Executive Officer