Form 10-K
period 2001-09-30
LASER TECHNOLOGY INC
filed 2001-12-28
CIK 889899

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-11642

LASER TECHNOLOGY, INC. (Exact name of registrant as specified in its charter)

Delaware	84-0970494
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

7070 South Tucson Way, Englewood, Colorado 80112 (Address of principal executive offices)

(303) 649-1000 (Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $.01 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [X]

     State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing:

     As of December 12, 2001, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,710,867.

     At December 12, 2001, 5,710,867 shares of common stock of the registrant were outstanding.

     Documents Incorporated by Reference: None

LASER TECHNOLOGY, INC.

FORM 10-K ANNUAL REPORT

2

PART I.

Item 1.	Business

Forward-Looking and Cautionary Statements

     This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company’s, or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will” “should,” “expects,” “intends,” “plans,” anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology.

     These statements are only predictions. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Introduction

     We are engaged in the business of developing, manufacturing and marketing laser-based measurement instruments. Our instruments employ proprietary technology developed by us.

     In fiscal 2000, we received an ISO 9001 certification for our manufacturing and operating facilities. ISO certification reflects our compliance with standards recognized by the Geneva-based International Organization for Standardization, a worldwide federation of approximately 130 countries. ISO certification also provides a framework for quality management and quality assurance recognized by most developed countries. Having received certification, our operating facilities and manufacturing procedures are recognized as providing an optimal environment for the design, manufacture, and service of quality products. In fiscal 2001 we were re-certified for ISO 9001 compliance.

     Our proprietary technology permits a laser to measure to a non-cooperative, or low reflective surface, using a very low power source. As a result, our products operate within the requirements of eye safety promulgated by the United States Food and Drug Administration. Despite a very low power source, our laser instruments measure more rapidly and at longer ranges than corresponding conventional devices. We have also developed proprietary software and circuitry integral to each of our products.

     Our corporate offices are located at 7070 and 7050 South Tucson Way, Englewood, Colorado 80112, and our telephone number is (303) 649-1000.

Principal Products

     Historically, our primary product lines have been the Marksman Laser Speed Detection Systems and Criterion Series of Survey Lasers. Since fiscal 1995, we have expanded these product lines through new product development including the introduction of second generation instrumentation. Because of enhancements to our existing products, new product development and expanding markets for our technology, we currently organize and market our products in four categories: Traffic Safety, Survey and Mapping, Industrial Control and Consumer products.

     The following table provides a breakdown of the percentage of net sales of our product lines. Revenues realized from sales of our less significant revenue producing products are classified as Consumer products for presentation purposes.

	Year Ended September 30,
	2001	2000	1999
Traffic Safety	61%	65%	61%
Survey and Mapping	29	31	35
Industrial Controls	2	2	3
Consumer	8	2	1
3

The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of our products for the periods presented:

	Year Ended September 30,
	2001	2000	1999
Domestic	62%	57%	56%
Foreign	38	43	44

Traffic Safety Products

     Hand-Held Laser Speed Detection Systems

     In 1991, we developed and commenced commercial manufacturing and marketing of the LTI 20-20 laser speed detection system. In 1993, we introduced an enhanced version of the LTI 20-20, called the Marksman. In fiscal 1997, we introduced the UltraLyte second-generation laser speed detection device. The UltraLyte was designed to reduce the size, weight and manufacturing cost of the previous model design. Soon after we developed the UltraLyte 200 which incorporates an inclinometer, enhancing the surveying capabilities for use in accident reconstruction and investigation. In fiscal 1998, we developed longer-range versions of the UltraLyte, the UltraLyte 100LR and the UltraLyte 200LR.

     Our hand-held laser speed measurement devices have several advantages over radar speed measurement devices. As distinguished from radar devices, the Marksman and UltraLyte can be aimed directly at a specific vehicle, thus eliminating the difficulty that radar measurement devices have in distinguishing one vehicle from another. Also, the Marksman and UltraLyte measure speed in less than one-half a second with a laser beam that spans to only three feet at a distance of 1,000 feet and produces almost no detectable energy beyond the target vehicle. Radar guns, on the other hand, are generally required to track vehicle speed for several seconds in an attempt to positively identify a vehicle. In addition a radar gun produces a wider beam width of approximately 200 to 400 feet at a range of 1,000 feet.

     The beam from a radar gun can readily be detected by the targeted vehicle as well as other oncoming vehicles equipped with radar detectors. Conventional radar detectors, which cannot detect the light beam from the Marksman or UltraLyte, have been effective against radar because of the wide beam width produced by radar devices. This radar beam continues to widen as the distance from the gun increases and can readily be picked up by a radar detector as much as a mile away from the radar gun. This will give the driver of a vehicle advance warning and time to slow down, thus potentially avoiding a speeding ticket.

     Consumer laser detectors exist that will detect the Marksman or UltraLyte only when the vehicle equipped with such a detection device is being targeted. However, because the measurement period of the Marksman and UltraLyte is less than one-half a second, there is no reaction time for the driver to reduce speed before the police officer obtains a positive speed reading. As laser speed enforcement has become more widely used, a number of consumer laser jamming devices have also been marketed. Such laser jammers have limited effectiveness against our products due to the sophisticated nature of the Marksman and UltraLyte’s internal targeting software. To combat the use of laser jamming devices, we developed the capability within our products to detect when a jamming device is potentially in use. This feature has proven to be very useful to speed enforcement officials in certain jurisdictions where the use of jamming devices is prohibited.

     In 1995 we introduced a patented measurement feature known as distance-between-cars, or DBC. This is an optional feature that can be integrated into the Marksman and UltraLyte’s and is used to measure the distance and/or time between two traveling vehicles. This capability has primarily been of interest in international markets where governments closely monitor vehicle separation to improve traffic safety. Domestically, with the increased occurrence of road rage, the ability to accurately measure the trailing distance of a vehicle may become desirable as police agencies seek hard evidence for enforcement. Management believes that the DBC feature addresses this application and increases the utility and efficiency of our hand-held laser speed measurement products.

     Laser DigiCam Photo Laser System

     In 1995, we began commercial production of the Laser DigiCam photo laser system which integrates a video camera and associated equipment with the Marksman. The Laser DigiCam system monitors the speed of vehicles in a specific lane of traffic. When a speeding vehicle is detected, the Laser DigiCam takes a digital picture of the vehicle and prints the speed, time and date on the picture. This produces positive evidence for the generation of a speeding ticket that can then be mailed to the violator. As an optional feature, we also developed a night illumination system enabling night use of the Laser DigiCam. The Laser DigiCam system has historically been sold into international markets, where conventional photo-radar systems have been accepted as a standard form of traffic enforcement.

     We believe there is a growing demand in international markets to combine visual evidence with a speed measurement system to support speed violations. Although the existing Laser DigiCam system accomplishes this task, it is a complex system which is cost prohibitive to establishing a large customer base. In fiscal 2001, we released a second generation, lower cost photo laser system known as the Micro DigiCam. The Micro DigiCam system is designed to operate with the UltraLyte and is a custom integration of the latest low-cost technology in data acquisition and management. This system takes advantage of the increased capabilities of current handheld palm-computing platforms, which use Windows CE operating systems, to produce the lowest-cost solution for a photo laser product. The original Laser DigiCam was discontinued in fiscal 2001.

     Traffic Data Collection Modules

     In 1995, we introduced QuickMap, a system that allows the use of the Marksman and UltraLyte for accident investigation and reconstruction. QuickMap is a software module integrated into a data collector which can be used in conjunction with our hand-held laser devices. This system with the UltraLyte 200 expedites the collection and processing of data at accident sites and crime scenes. Currently over 660 QuickMap systems are in use by agencies and private companies.

     During 1999, we introduced QuickMap 3D, a substantially enhanced software version which provides three-dimensional data collection and presentation. This upgrade incorporates the MapStar Angle Encoder, or Electronic Compass Module into the QuickMap system, increasing overall utility by providing horizontal angle information into the logged data. We believe this upgrade addresses needs for an expanded accident investigation market and offers compelling capabilities, including elevation mapping and automatic map creation to existing users.

     Another element of traffic safety that our technology addresses is the gathering of statistical data. Traffic engineers and law enforcement officials are able to conduct and document traffic speed surveys more efficiently using the Marksman and UltraLyte laser speed detection systems than with conventional methods. In 1993, we introduced a statistical compilation software package known as SpeedStat. This product gathers and formats traffic survey data on a portable laptop computer by using a data communications interface with the Marksman or UltraLyte.

     In 1996, we improved our statistical data product by introducing SpeedStat DC, a companion to QuickMap. This improved the efficiency of the system by replacing the laptop computer with a hand-held data collector. During fiscal 2000, we upgraded SpeedStat to operate on a Windows CE platform. This improvement allows the package to be to be operated on the most recently available handheld palm-computing platforms, improving the operator interface and increasing general utility.

     Impulse Accident Investigation Laser

     In fiscal 1996, we introduced a new generation of lasers for general distance measurement known as the Impulse series. Although marketed primarily to the survey and mapping industry, the Impulse gained quick acceptance in the accident investigation segment of the law enforcement community. The Impulse is smaller in size and weight and lower in cost than the Marksman and UltraLyte systems. Like the UltraLyte 200 model, the Impulse 200 also features an integrated inclinometer that provides the operator with more detailed mapping measurements. The Impulse is compatible with the QuickMap accident investigation tool, providing a lower cost solution for users that don’t require speed measurement capability.

     Stinger Spikes Systems

     During fiscal 2001, we entered into an exclusive agreement, for the United States and Canada, to sell and manage the distribution channels of the Stinger Spike System for Federal Signal Corporation. The Stinger Spike System is a compact, lightweight, easy to use tire-deflating device that is extremely safe and effective when used by law enforcement agencies in stopping high-speed pursuits. The same customers who purchase our laser speed measurement equipment purchase this system.

     SpeedAlert Trailer

     During fiscal 1997, to augment our Traffic Safety business, the SpeedAlert automated speed measurement trailer was released. Due to problems associated with outsourced manufacturing combined with competitive market issues, we discontinued sales of the SpeedAlert Trailer during fiscal 2001.

Survey and Mapping Products

     Hand-Held Survey Lasers

     In 1992 we released the Criterion, a small, portable laser measurement system consisting of a laser range finder, an electronic compass and an electronic inclinometer. This product line was developed to collect three-dimensional spatial information for surveying and mapping applications. During fiscal 1996, we developed the Impulse, a second-generation surveying instrument. The Impulse, weighing approximately two pounds, can be carried on a belt clip and its ergonomic design allows full operation of the instrument with only one hand. Although the Impulse does not include an integrated electronic compass, the increased demand for a lower cost instrument caused us to discontinue the Criterion line in 1999.

     In fiscal 1997, we expanded the Impulse product line to include four new models. The original product line included the Impulse 100, the standard distance-only model, and the Impulse 200, the standard model with an electronic inclinometer. The Impulse 100 LR and Impulse 200 LR versions were engineered with the ability to measure longer distances to low reflective targets than what is possible with our standard Impulse line. In 1997, we also introduced the Impulse 100 XL for longer range, lower accuracy applications. The Impulse 100 XL has the ability to measure distances in excess of 2,000 meters. In 1999, we introduced the Impulse 200 XL, which offers the same range capability as the 100 XL model, but includes an inclinometer for elevation measurements.

     MapStar Digital Compass Module

     In fiscal 1998 we released the MapStar Digital Compass Module, or MSCM. The MSCM uses flux-gate technology to measure absolute heading information relative to magnetic north, and represents a deviation from our traditional pulse-laser products. The modular configuration of the MSCM facilitates an easy interface to most of the Impulse and UltraLyte models. The MSCM completes the last component (horizontal angle) required for the Impulse to become a complete three-dimensional mapping instrument. With the addition of the MSCM, the Impulse provides all of the basic measurement capabilities of the original Criterion, at a lower price.

     MapStar Angle Encoding Module

     In the third quarter of fiscal 2000, we began production of the MapStar Angle-Encoding Module, or MSAE. The MSAE is a relative angle measurement device which produces horizontal angle readings to a greater accuracy than the MSCM. Although the MSAE is not susceptible to magnetic interference like the MSCM, it does require an angular reference in order to translate measurements into absolute headings. This new module enables our laser products to better penetrate survey and mapping applications that require higher accuracy such as stockpile surveys and mine face profiling. The MSAE also offers additional capabilities for traffic safety applications including crush analysis, a concern in accident investigation. Like the MSCM, the MSAE’s modular configuration facilitates an easy interface to most Impulse and UltraLyte product models.

     Survey and Mapping Software Modules

     In fiscal 1998, we introduced the Transmission and Distribution (T&D) Utility Pac. This software package is comprised of a field module, a handheld data collector and a Windows office-processing module, which downloads and formats the collected data. The field module links directly to any of the Impulse model lasers and is designed to assist transmission and distribution engineers with a variety of measurement and design tasks. The T&D Utility Pac allows one operator to gather the amount of information it would normally take two people to do, in about half the time. Further, the reflectorless laser capability of the Impulse increases the safety of gathering this data in difficult environments.

     In fiscal 1999, we released en Campo, a survey and mapping module designed for use in a variety of applications including measuring stock pile volumes, preliminary site surveys, and natural resource mapping. This module operates on a hand held data collector and provides a low cost, portable field mapping solution. The en Campo module was designed as a complement to our laser instruments to provide a full mapping solution for users that have not already purchased and adopted a software product for mapping in the aforementioned areas.

     In fiscal 2001, due to market demands from the mining industry, we developed a software module known as LTI Face Profiler. Face Profiler is a laser-based system designed to collect positional information to measure the profile of a rock face for calculation of critical blasting information. This system offers high accuracy and simplified operation in a low-cost, portable package.

     Integrated Data Collection Solutions

     Many market applications require our Survey and Mapping lasers to be integrated with other hardware and software to provide a complete turnkey system. To facilitate this integration, we began in 1994 to establish relationships with manufacturers of complementary hardware and software products. These relationships include the sharing of distribution channels and new product development. In 2000, we entered into an agreement with Tripod Data Systems to market and sell its Solo CE product, a Geographical Information System mapping module that can be used with a GPS and/or a laser to map assets quickly. The Solo CE product provides a complementary solution that is helping us gain market share in the GPS offset market. Tripod Data Systems, a subsidiary of Trimble Navigation Limited, is the largest third-party software manufacturer and distributor in the survey and mapping industry.

     We believe that the need for mapping and field data collection is increasing as utility companies, foresters and government agencies seek more efficient ways to manage their assets. We plan to continue working with outside software and hardware firms to provide comprehensive solutions to customer needs.

Industrial Control Products

     Industrial Laser Distance Measurement Sensors

     In fiscal 1996, we completed development of a low cost, industrial laser distance measurement sensor. Pursuant to a sales contract with Telemotive Industrial Controls, Inc., a leading manufacturer of radio controls for material handling cranes and industrial vehicles, we developed and currently manufacture laser sensors for use in collision avoidance and positioning systems. Telemotive markets the systems under its brand name. This system allows continuously generated distance measurement information, provided by our laser sensors, to be transmitted to a central processor which integrates the information with computer controls that slow or stop the crane or vehicle within pre-determined collision or danger zones. Currently this business relationship is being evaluated in consideration of future sales potential.

     We have also developed several modified versions of our Impulse sensor line for use in industrial applications. Sales to date have been for specialized applications to a limited customer base, however our sales and marketing department is evaluating these products for potential broad market applications.

     Ship Docking and Marine Applications

     Since fiscal 1997, ship docking system sales have primarily been to system integrators who purchase our laser sensors and associated interface components for inclusion into more complex dock management systems. We also provide a hand-held laser measurement instrument for marine applications known as the Mariner, which measures the speed and distance of an approaching or departing vessel. The Mariner is a derivative of the Marksman product line.

     Other Applications

     The National Aeronautics and Space Administration uses a modified version of the Marksman on space shuttle missions involving close proximity operations. The laser is used to determine the distance and closing speed of remote objects during satellite deployment or retrieval, or during docking maneuvers. While NASA is a relatively small customer we believe that NASA’s use of the technology adds to our credibility as a leader in the laser-based measurement industry. We continue to pursue other potential military, security and defense applications of our pulse laser technology.

Consumer Products

     Bushnell Yardage Pro Laser Rangefinders

     In 1995, we completed development of a consumer related laser range finding product, in conjunction with the Bushnell Performance Optics, formerly the Sports Optics Division of Bausch and Lomb. We continue to work with Bushnell to produce new products which have greater range and are more affordable. These new products represent a second generation of consumer laser products being marketed by Bushnell, and have replaced models of the initial product line.

     In fiscal 2001, we worked with Bushnell to complete the development of the Yardage Pro Sport. This product represents the lowest cost consumer laser range finder on the market and has exceeded performance expectations due our custom Application Specific Integrated Circuit. The ASIC incorporates our proprietary technology into a small, low cost semiconductor package, providing for optimal performance at the lowest cost. We anticipate that the ASIC will be a key component in the development of any future consumer products.

     We receive running royalties on cumulative net sales of these products. We also received reimbursement of certain development costs for the initial development and design, and we retain the right to pursue consumer markets outside the sports technology area. We market the Yardage Pro product line to price conscious customers within our Survey and Mapping business and to law enforcement customers for SWAT applications. We retain all ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro product line. Our royalty and licensing income related to this agreement was approximately $1,031,669, $943,422 and $805,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Seasonality

     Management believes that seasonal effects on sales of our Traffic Safety products are non-existent. However, Traffic Safety sales may vary between financial periods based upon the capital procurement processes and fiscal year budgeting cycles of state and municipal law enforcement agencies. Historically, we have realized a moderate decline in Survey and Mapping products sales in areas affected by colder weather during the winter months. Royalties resulting from consumer product sales are seasonal in nature, with the third and fourth quarters of the calendar year producing increased results due to the holiday buying season.

Manufacturing Operations

     Our manufacturing operations primarily consist of the assembly, calibration and testing of products. Currently, most raw components used in our products are procured from external manufacturers who supply to our specifications.

     Although we are not dependent upon any single source of supply, during the first quarter of fiscal 2001 we experienced difficulty securing certain product components. This presented a temporary problem during the transition to a new supplier. We have taken steps to avoid this problem in the future by establishing multiple supplier options.

     We maintain certain supply arrangements on long lead time items to purchase inventory as dictated by product sales. Also, we believe that there are adequate alternative suppliers for our foreseeable needs. Most of our products carry a one year limited warranty against manufacturing defects. The UltraLyte product carries a two year standard warranty for competitive market reasons. To date, there have been no material expenditures on warranty claims.

     In October 1998, we entered into a sublease arrangement on an adjacent building. This added approximately 22,000 square feet which we began using in 1999, primarily for expanded engineering activities. Management believes that our manufacturing facilities are adequate to meet production needs throughout the foreseeable future.

Product Research and Development

     Research and development costs related to our instrumentation and proprietary technology are booked as incurred and included in operating expenses. During fiscal 2001, we continued to direct research and development activities toward developing new products and improving current product lines. Research and development costs totaled approximately $1,159,561, $1,274,900 and $920,600 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     In fiscal 2001 we completed development of the Micro DigiCam, a low cost digital photo laser System. This system combines our UltraLyte speed laser with a digital camera and a palm-computing device for system control and data storage. The Micro DigiCam represents a custom integration of the latest technology available off-the-shelf, with minor modifications. This allows for a flexible design that can be upgraded with advances in available technology. Currently we are continuing work on optional accessories for the Micro DigiCam that will provide additional functionality which should increase market demand for the product.

     We continued to focus on enhancing the utility of our products during fiscal 2001. A software module, LTI Face Profiler, was produced to support sales within the mining segment of our survey and mapping market. When used in conjunction with our measurement instrumentation, the Face Profiler package produces critical blasting information from a rock face survey. Also in fiscal 2001, we enhanced the performance of our UltraLyte LR product by improving its ability to acquire a target. This advancement in the processing algorithms of the instrument provides for easier use when measuring the speed of a moving vehicle.

     Research and development efforts continued on the Liquid Level Measurement Sensor in fiscal 2001. The LLMS is an industrial control product which combines a fiber optic delivery system with our proprietary laser measurement technology. Technical challenges created by the fiber optic components slowed our development progress, however, beta test units were placed in the field for initial evaluation in fiscal 2001.

     During this same period we began research activities on a new optical / mechanical product platform that will become the building block for our future handheld laser instruments. This sub-system will be designed for optimum package size and performance at the lowest possible cost.

     The most significant product release in fiscal 2001 was the Yardage Pro Sport, our latest co-developed consumer product with Bushnell Performance Optics. The YP Sport is the lowest cost laser range finder available on the market and provides exceptional operational performance due to the utilization of our custom Application Specific Integrated Circuit. The ASIC is a proprietary electronic component designed by LTI which incorporates years of development experience in the field of pulse laser measurement, and represents the latest in digital range finding technology. The success of the ASIC in the YP Sport is indicative of the opportunities it will provide as we look toward the next generation of commercial and consumer laser products, with reductions in size and cost and improvements in overall performance.

Marketing, Distribution and Customers

     We presently market products to three major classes of customers; International, Domestic Traffic Safety and Domestic Survey and Mapping. For fiscal year 2001, our total foreign shipments accounted for 38% of overall sales, of which Asian and European shipments comprised 67% collectively. Domestic Traffic Safety, including state and local law enforcement agencies comprised approximately 34% of total sales. Sales to our Domestic Survey and Mapping dealer network comprised 18% of the total. We primarily market our products by on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail.

     Traffic Safety Products

     We primarily market our Traffic Safety products domestically to law enforcement agencies of state, county and municipal governments. Presently, our domestic sales force includes six direct field sales representatives, two inside sales support personnel and a national sales manager who also covers a field sales territory. Distribution of domestic Traffic Safety products is accomplished primarily by direct presentation. For fiscal 2001, our largest domestic customer for our Traffic Safety products was the State of Florida. Other high volume customers in 2001 included California, Colorado, Illinois, Massachusetts, Michigan, New Jersey, New York, Ohio, Oregon, Texas, Utah, Vermont and Wisconsin.

     Internationally, we market our Traffic Safety product line through local foreign distributors to agencies of foreign governments, including municipal law enforcement agencies and transportation ministries. We have established distribution channels for Traffic Safety products in most industrialized countries. To date, our foreign distributors in Italy, the United Kingdom, Korea, Taiwan, South Africa, Australia, France and Canada account for the highest volume of hand-held laser speed detection systems and photo laser systems purchased internationally. As of September 30, 2001, we have established Traffic Safety distribution in forty-three foreign countries.

     In April 1996, the Marksman was certified by the International Association of Chiefs of Police to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List. Products on this list are more readily purchased with federal funding available from the U.S. Department of Transportation. This allows easier access to law enforcement agencies who wish to procure such devices. In fiscal 1998, initial compliance testing of the UltraLyte was completed and both the UltraLyte 100 and UltraLyte 100 LR models were added to the IACP Approved Products List. Approval of the UltraLyte 200 models was completed during fiscal 1999 and these products were also added to the IACP Approved Products List at that time.

     Various foreign standards have also been established for laser speed enforcement equipment. The Marksman has been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France, Italy, South Africa, South Korea, Brazil and Chile. The Marksman has also been tested and approved for use in Canada by the Royal Canadian Mounted Police. In fiscal 1997, the second generation UltraLyte was also approved by the RCMP. In fiscal 1998, the UltraLyte was approved in Germany and Austria. The UltraLyte received approval in the United Kingdom and the Netherlands during fiscal 1999. In fiscal 2000, the UltraLyte was approved in Italy, Chile and Brazil. In fiscal 2001 the UltraLyte received approval in Poland, South Africa and France. The UltraLyte continues to be tested in several other European countries where national approvals are required. Similar to the domestic market, the UltraLyte is expected to achieve foreign acceptance based upon previously set performance standards.

     Previously, the Laser DigiCam photo laser system had significant sales in our international markets. Management feels that the introduction of the lower-cost Micro DigiCam in fiscal 2001 will open up new markets, both domestically and internationally, for the photo laser systems. We further believe that we will be able to access a customer base previously untouched by the existing higher-priced systems. In addition, we are aware of a trend occurring in some foreign countries where it may soon be a requirement to present an image of the violator, together with the results of a speed measurement device, in order to prosecute a speeding case.

     Survey and Mapping Products

     Our Survey and Mapping products are primarily sold domestically through our established dealer network, and internationally through our foreign distributors and dealers. In fiscal 2001, the number of dealers in our domestic network, which market and support Survey and Mapping products, was approximately 63. Internationally the number of dealers was approximately 82.

     Management believes that introduction of the Impulse series of survey lasers in 1996 provided two immediate marketing benefits to the Survey and Mapping area. First, the Impulse provides an entry-level, broad use product for the already identified survey and mapping market segments, at a reduced size, weight, and price point. Secondly, these same improvements allow us to access broad new general measurement markets that previously did not consider laser measurement to be a viable option. These markets include commercial material measurement and estimation, engineering construction, and landscape design. Additional market opportunities for our Survey and Mapping product line include the paper, mapping, mining, environmental, telecommunication, and utility industries. Domestically, we currently market to such industries through our dealer network which is directed by a national sales manager and three regional sales managers.

     Presently, our distributors in Canada, Japan, China, Australia and Germany account for the highest volume of Survey and Mapping products purchased internationally. We currently market our Survey and Mapping products through foreign distribution channels to similar industries as those noted above for domestic distribution. As of September 30, 2001, we have established distributors for our Survey and Mapping product line in approximately 60 foreign countries.

     Consumer Products

     We currently participate in the consumer products market primarily through our relationship with Bushnell. The Yardage Pro product line is marketed by Bushnell through sporting retail outlets and mass merchandisers. We receive royalty payments pursuant to our licensing agreement with Bushnell. We also market the Yardage Pro products within our own business segments as a low cost option for low accuracy distance measurement applications.

     Industrial Control Products

     Pursuant to our contract with Telemotive, laser sensors developed and manufactured by us are integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments of our industrial laser sensors, Telemotive has received exclusive rights to sell the sensors within the material handling market. Due to Telemotive’s successful introduction of its systems in fiscal 1997, the minimum purchase commitment was increased in 1998 and 1999, and remained in place in 2000 and 2001. Currently this business relationship is being evaluated in consideration of future sales potential.

     As part of our acquisition of Multiwave Sensors in 1999, certain marketing personnel have contracted with us to build a distribution network for the upcoming liquid level sensor product. The level sensing market is traditionally served through a network of manufacturers' representatives and dealers. We believe this approach will likely be best for our initial entry into the market. These representatives have begun placing initial prototype units at beta test sites and will recruit additional dealers to establish a national distribution network once a production design is complete. We will also consider alliances or distribution arrangements with established companies currently serving this industry with alternative technology. Because laser measurement offers performance advantages over other technologies in particular applications, management believes these companies may desire access to our product.

     International Service Center

     During Fiscal 2001, we officially certified Tele-Traffic (UK) Ltd. in Warwick, England as a designated full service center for all LTI’s traffic safety products. Tele-Traffic was one of the first authorized dealers for Laser Technology and has now become one of our top-ranked European dealers. While we have trained and authorized many dealers and customers worldwide to do most repairs, this is the first center authorized to perform full service. Tele-Traffic can now service both warranty and non-warranty traffic safety products for customers in Europe, Middle East and North Africa. Service time and shipping costs will be reduced because of their proximity to the market. Also, the inconvenience of customs clearance will be eliminated in many cases due to cooperative trade agreements amongst European countries.

     Internet Marketing Initiative

     In the fourth quarter of 1999, we announced a number of moves intended to expand our ability to interact with current and potential customers via the Internet. We entered into a relationship with Verio, Inc., the world’s largest domain-based Web hosting company, and a leading national provider of business Internet services. Verio offers a broad range of services which allow small and medium- sized businesses to affordably and effectively develop e-commerce distribution and communications capabilities.

     We have maintained an Internet presence through our website since 1995. The relationship with Verio will provide the ability to take full advantage of the expanding e-commerce and marketing capabilities of the World Wide Web. By providing current and potential customers with 24-hour, seven-days-a-week access to technical support, product updates, and training tools over the Internet, we will seek to expand our role as a value-added provider of measuring solutions and technology in our identified markets.

     Management expects to develop Internet marketing tools that will allow us to more effectively prospect for new customers and to work with existing customers on a pro-active basis. Of equal importance, it is anticipated that this e-channel will provide us with the ability to more efficiently manage certain aspects of our customer relationships and to better serve customers at a lower cost. Although management does not expect that the Internet will replace our existing sales force or distribution networks, we do believe the Internet will enable us to off-load certain tasks from individuals, allowing marketing personnel to focus on such key activities as account relationships and the pursuit of new customers.

     Over time, management believes these e-commerce capabilities may allow us to introduce products and services which are compatible with our markets, but which previously have not justified the involvement of a traditional sales force.

Backlog

     As of September 30, 2001 and 2000 we had a backlog in sales of approximately $498,061 and $370,000, respectively. This backlog is primarily attributed to sales of our Traffic Safety product line. Fiscal 2001 back orders are scheduled for delivery during fiscal 2002.

Competition

     Our hand-held Marksman and UltraLyte laser speed detection systems compete primarily with hand-held radar speed measurement devices. Although most radar competitors sell their instruments at prices lower than the Marksman and UltraLyte, we believe that the Marksman and UltraLyte compete primarily because of their greater effectiveness and versatility compared to radar speed measurement devices.

     Management believes that the introduction of the UltraLyte enables us to better penetrate the radar market due to its lower price point. The UltraLyte is half the size and weight of the Marksman, has an internal power source and, as an optional feature, a patented integrated inclinometer enhancing the UltraLyte's surveying functions.

     Our hand-held laser speed detection devices have the ability to positively identify specific vehicles and are not detectable by conventional radar detectors. Additionally, consumer laser detectors and laser jamming devices are generally ineffective against the Marksman and UltraLyte.

     The ranging capabilities of our hand-held laser speed detection systems are also used by law enforcement agencies to gather measurement information during accident reconstruction and investigation. In 1995, we introduced QuickMap, which enhanced the Marksman’s use by law enforcement agencies for quickly collecting and processing information at accident sites and crime scenes. With the introduction of the UltraLyte 200, we further enhanced the surveying capabilities of the laser speed detection device by integrating an electronic inclinometer. When used with the QuickMap product, the UltraLyte 200 becomes both a speed measurement and mapping instrument.

     Our laser speed detection instruments provide additional capabilities distinct from market competitors. SpeedStat, a statistical compilation software package, automatically gathers and formats traffic survey data on a portable computer when used with the Marksman or UltraLyte. This allows traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently than with previous methods. DBC allows our laser speed detection systems to measure the distance and time between two moving vehicles. Additionally, the Marksman and UltraLyte incorporate features to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of such devices is prohibited. The ranging capabilities of the Marksman and UltraLyte are also used by SWAT teams to measure target distances, and in drug interdiction to measure tractor trailers for false compartments.

     We are aware of six other companies that market laser speed measurement devices. Kustom Signal, Inc., a Kansas company, markets a device pursuant to a license from the original developers, Laser Atlanta, Inc. and LaserCraft, Inc. Laser Atlanta also began to market its own laser speed measurement device in 1999. Applied Concepts, Inc., a Texas-based company, and Monitron International, a United Kingdom company, have introduced laser speed measurement devices. Additionally, Riegl, an Austrian company, and Jenoptik, a German company, also market laser speed measurement devices in Europe.

     We believe that our hand-held laser speed detection systems are able to compete within this market based upon their proven measurement accuracy, positive vehicle identification, limited court challenges and difficulty in detection by motorists. We further believe that our ancillary Traffic Safety products address applications that provide a competitive advantage over other laser speed measurement devices. We believe that our second generation technology provides a significant competitive advantage by providing lower cost and more ergonomically designed instrumentation.

     Management is aware of competitive photo laser systems developed by Kustom Signals, Inc., by Oshung, a Korean company, by Sodi, an Italian company, and by Poltech, an Australian company. These systems are similar in functionality to the original Laser DigiCam system. The Laser DigiCam also competes in similar markets as conventional photo-radar systems. Because the Laser DigiCam system has a much narrower beam than photo-radar systems on the market, we believe that the Laser DigiCam system provides better target identification and increased accuracy. The release of the new Micro DigiCam system should provide us with an even greater competitive advantage due to a significantly lower price point. In Brazil there are several very small companies that market a Micro DigiCam type product. They combine several types of competitive lasers that are used in conjuction with various data collectors. Because of privacy laws within the U.S., management believes that primary sales opportunities for the Micro DigiCam will continue to be in international markets.

     We are aware of a potential competing product to the QuickMap accident investigation system. A new speed laser mapping system developed and marketed by Laser Atlanta has been released, but currently we have limited knowledge of the product, and are not aware of any significant sales to date.

     Historically, our Survey and Mapping products compete with traditional measurement devices. In the domestic market there are two known competitors with laser measurement devices specifically designed for survey and mapping applications. One by Laser Atlanta, and a second device recently released by LaserCraft. Management also believes that we may compete in international markets with instruments developed and marketed by Riegl, Jenoptik, and MDL located in the United Kingdom. Due to the recent introduction of reflectorless total stations, several new competitors are in direct competition with our Impulse product line. Manufactures of these products include Pentax, Nikon, Sokkia, Topcon and Trimble We compete within this market based upon the quality of information generated by our Survey and Mapping products and the time saving features they provide as compared to traditional instruments. Also, management believes that the Impulse series competes within this market because of their reduced size, weight and price point as compared to other systems.

     Our MapStar Compass Module competes with a similar product marketed by MDL, but provides greater accuracy and functionality as compared to the competing unit. The only known competition for the Mapstar Angle Encoder Module is a product marketed by Laser Atlanta.

     The industrial laser distance sensors marketed through Telemotive were developed to replace existing radio frequency based distance measuring devices. Pursuant to the terms of the existing contract, Telemotive has exclusive rights to the material handling market for any laser sensors developed under the contract by us, in return for minimum guaranteed purchases of the sensors.

     We believe that our industrial sensors will continue to compete with traditional measuring devices. This includes radar and RF based systems and, in certain international markets, primarily Europe, with laser distance measurement instruments. Management intends to compete in these markets based on the unique measurement capabilities of our industrial laser sensors and because of their reduced size, weight and lower price point.

     Our consumer products marketed by Bushnell compete primarily with products sold by Nikon Inc., a Japan-based company, some of which are developed by Asia Optical Co., Inc., a Taiwan-based company. We are also aware of a consumer product sold by Leica Geosystems AG, a Switzerland-based company.

Patents

     Certain processes by which we are able to produce our products are largely proprietary. We believe that patent protection of our technology and products that result from internal research and development efforts is important to the potential commercialization of our technology. We continually attempt to protect our proprietary technology by obtaining patent application protection, relying on trade secret laws and executing non-disclosure and confidentiality agreements with our employees and persons that have access to our proprietary technology.

     Costs associated with patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $130,000, $148,000 and $298,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Of the 1999 patent costs, $196,000 was related to the acquisition of the Multiwave technology.

     As of the date hereof, we have filed with the United States Patent and Trademark Office, thirty-nine patent applications related to our various product lines, in order to protect our current technology. Of this total, thirteen are continuations of previous applications. To date, thirty-four of these patents have been issued to us. Ownership of an additional U.S. patent was acquired as part of the Multiwave transaction.

     One patent, expiring in March 2011, relates to the Criterion series of survey lasers providing coverage of forestry applications that include height and diameter measurement of trees. We have also been issued two patents, expiring in October 2011, on our original laser speed detection instrument. A fourth patent issued, expiring in May 2012, relates to a mechanical interface between one of the Criterion hand-held survey lasers and an electronic theodolite, enabling the instruments to remain precisely aligned while sighting remote targets.

     In fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to our Survey and Mapping product line, which incorporates our proprietary Walkabout software that enables field data collection in the G.I.S. mapping process. Additionally, we were granted a patent on our technology providing the capability of transmitting data using pulses of light generated from our laser range-finders. This patent expires in July 2013. A seventh patent was issued, expiring in November 2013, related to the low cost design aspects of the consumer product developed for Bushnell.

     During fiscal 1997, two patents were issued on our proprietary technology related to the consumer range-finding instrumentation developed for Bushnell. These patents expire in March 2014 and July 2014. Additionally, we were issued a patent, expiring in April 2014, related to our Traffic Safety product line associated with the method for measuring distance and time between traveling vehicles. We were also granted a patent, expiring in December 2014, related to our QuickMap accident investigation system.

     During fiscal 1998, one patent was issued, expiring in December 2014, which was a continuation on an existing patent related to our consumer range-finder. Three patents were issued related to the design and proprietary technology developed for the Impulse. These patents expire in February 2014, July 2014 and August 2014. Two patents were issued related to the UltraLyte. One patent, which expires in February 2014, relates to the laser jammer detection feature. The second patent notes the incorporation of tilt sensing capabilities within a laser speed measuring device and subsequently conducting three-dimensional accident reconstruction. This patent will expire in September 2014. Another patent was issued related to increased range performance in fog for marine applications and will expire in July 2014.

     During fiscal 1999, a patent was issued, expiring in January 2015, which is related to circuit design within our consumer range-finder products. Another patent was issued, expiring August 2016, related to our industrial laser range-finder currently used for in-plant collision avoidance applications. One patent was issued, expiring August 2016, related to the design of the Impulse product. Two patents were issued, expiring in August 2016, related to the design and operation of the MapStar modular measurement system. We were also granted a patent, expiring in March 2016, related to the Laser DigiCam system used for speed detection and image capture of moving vehicles.

     During fiscal 2000, one patent was issued, expiring in August of 2017, relating to our low-cost consumer product design technology. Another patent, expiring in August 2017, relates to a lower cost technique for producing an industrial sensor. We were issued a third patent, expiring in July 2017, related to an industrial sensor design. A fourth patent issued, expiring in January 2017, relates to performance improvements for a laser sensor shooting through fog. A patent was also issued, expiring in March 2018, relating to laser bow sight consumer product. Another patent issued, expiring in July 2018, relates to a method for remotely measuring target reflectivity. A seventh patent, expiring in April 2018, relates to technology acquired in the Multiwave Sensor transaction, referencing a remote sensor head.

     During fiscal 2001, a patent was issued, expiring in 2018, relating to a level-indicating mounting system for a laser instrument. Another patent, expiring in 2015, relates to our low-cost consumer product design technology. We were issued a third patent, expiring in 2018, related to our MapStar Digital Compass Module. A fourth patent issued, expiring in 2018, relates to a method for remotely measuring target reflectivity.

     To date three additional United States patent applications have been filed, one of which is a continuation of a previously issued patent. One of the new patents applies to our Traffic Safety photo laser products, and another applies to our Survey and Mapping products.

     We extend many of our domestic patent filings into foreign applications. During fiscal 2001, four foreign patents, expiring in 2018, were issued. One related specifically to our Traffic Safety products, and three to the multiple markets of Survey and Mapping, consumer and Traffic Safety. We also have thirty-four patents pending in foreign countries related to U.S. patents issued or applications filed.

Patent Licensing Agreements

     In 1995, we completed, together with Bushnell, development of the Yardage Pro 400 consumer laser range finder. This product, formerly known as the LyteSpeed 400, initiated a whole line of consumer products which are manufactured and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. Pursuant to our agreement with Bushnell, we retain all ownership of patents and trade secrets of the technology underlying the development of these products.

     In September 1996, we agreed to license to Kustom Signals and LaserCraft, a patent relating to our hand-held laser speed detection system. Kustom markets a laser speed measurement device along with radar speed measurement devices and other traffic safety equipment. In fiscal 1996, we gave notice to Kustom that it was potentially infringing our patent by making and selling laser-based speed measurement devices manufactured for them by LaserCraft. Although Kustom and LaserCraft did not acknowledged infringement of our patent, they entered into a license agreement with us. The agreement granted Kustom and LaserCraft the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by our patent. In consideration for the license agreement, we received a prepayment of licensing fees for a predetermined number of licensed devices sold by Kustom and receive license fees for each licensed device sold by Kustom. Additionally, we will receive running license fees for each licensed device sold by LaserCraft, except for those devices that are manufactured for Kustom for resale.

     In November 1997, together with Bushnell, we entered into a licensing agreement with Tasco Sales, Inc. Under the agreement, we and Bushnell agreed to license certain patents related to the Yardage Pro consumer laser range-finder. Tasco marketed a laser range-finder, developed by Asia Optical, a Taiwanese company, that competes with the Yardage Pro series of range-finders. We and Bushnell have agreed to provide Tasco with the nonexclusive rights to market a laser range-finder incorporating certain features covered by claims of patents held by us and Bushnell. Pursuant to this agreement, we and Bushnell receive licensing fees based on a percentage of Tasco’s gross sales. We believe Tasco has discontinued sales of the licensed product.

     In June 1997, we licensed to Applied Concepts, Inc. a patent relating to our hand-held laser speed detection system. Under this agreement, we granted Applied Concepts the nonexclusive right to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration for the license agreement, we receive licensing fees as a percentage of net sales on each licensed device sold by Applied Concepts. Applied Concepts has never acknowledged infringement of the patent in question and is currently contesting payment of said fees.

     In January 1998, we entered into a license agreement with Bushnell and Blount, Inc. whereby we and Bushnell agreed to license certain patents related to the Yardage Pro product line. This enables Blount to market a competitive product into the consumer sports market. This product is manufactured by Asia Optical. Together, we and Bushnell receive running royalties on the net sales of Blount products. We believe Blount has discontinued sales of the licensed product.

     In September 1998, we licensed to MPH Industries, Inc. a patent relating to our hand-held laser speed detection system. MPH has added a laser speed measurement device to their current line of radar instruments. Pursuant to the agreement, we granted MPH the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration for the license agreement, we receive license fees as a percentage of sales on each licensed device sold by MPH.

     In 1999, we agreed to enter into a license agreement with Laser Atlanta Optics, Inc. involving a patent relating to our hand-held laser speed detection system. To date, the agreement has not been finalized. Further discussions have failed to resolve issues that have inhibited the execution of the agreement.

Government Regulation

     Our laser products emit optical energy in a narrow spectrum and are regulated by the FDA and subject to approval by certain foreign governments. FDA regulations impose eye safety requirements on our products and governments of most foreign countries have similar regulations. The Marksman and UltraLyte comply with FDA Class 1 eye safety regulations and have been given similar international ratings by laboratories in Austria and Germany.

     Due to FDA involvement in international standardization efforts for laser products with the International Electrotechnical Commission, we are aware of certain changes under consideration by the FDA that may affect current FDA regulated emission limits of Class 1 pulsed lasers. Although there is no assurance of this, management does not believe that such proposed changes will impact our sales or results of operations.

     In 1995, the National Highway Traffic Safety Administration, working in conjunction with the National Institute of Standards and Technology, completed a national standard for performance specifications for laser speed measurement devices. They also established a laboratory testing facility at the University of California-Davis. In April 1996, the Marksman was certified by the International Association of Chiefs of Police to meet the federal standard for laser speed measurement devices and, was subsequently placed on the IACP Approved Products List. During fiscal 1998, the UltraLyte 100 and UltraLyte 100 LR completed compliance testing and were added to the IACP Approved Products List. The UltraLyte 200 and UltraLyte 200 LR completed testing during fiscal 1999 and were also added to the list.

     Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 2001, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

     Management recognizes that many foreign countries have centralized law enforcement and purchasing regulations requiring stringent performance and accuracy standards. Management primarily acknowledges that Western Europe purchasing authorities adhere to such performance and accuracy standards. Our laser speed detection products are subject to approval by certain foreign governments where regulatory controls exist for speed enforcement equipment.

     Our laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries. In June 1996, the Superior Court of New Jersey ruled in a specific case that insufficient test data had been presented to the court and ruled to not allow the instrument to be used in that court’s jurisdiction. As a result, new testing was subsequently completed by the New Jersey State Police and the New Jersey Department of Transportation, which was submitted to the court at a second hearing in October 1997. In March 1998, the Superior Court of New Jersey ruled that state and municipal government agencies in the jurisdiction of the court will be allowed to use the Marksman / LTI 20-20 series of laser speed guns in their vehicular law enforcement efforts. In November 1999, the New Jersey State Court of Appeals upheld the decision of the Superior Court of New Jersey.

Employees

     Management considers our employees to be a valuable asset to our continuing success, and feels the relations between management and employees are good. As of September 30, 2001, we employed eighty-one persons, consisting of twelve management personnel, twenty-one employees engaged in the sales and marketing activities, thirteen engineering personnel, twenty-seven production related personnel, three employees in customer service and five administrative and office personnel. In addition to our full-time employees, we use the services of one contractual design engineer and one contractual marketing representative. Due to an anticipated economic slowdown in fiscal 2001, the Board of Directors imposed a hiring and wage freeze in the second fiscal quarter. To date, this directive is still in place.

Item 2.	Properties

     As of September 30, 2001, our Englewood, Colorado facilities provided approximately 45,000 square feet under two lease agreements, 22,000 square feet expiring August 2003 and 22,700 expiring in July 2002. In total, our facilities comprise 16,000 square feet of production space, 10,000 square feet allocated to research and development activities, 13,000 square feet is allocated to marketing and administrative activities and 6,000 square feet that was subleased through September 30, 2001.

Item 3.	Legal Proceedings

     On February 10, 1999 a securities class action complaint entitled Moshe Rosenfeld, On Behalf of Himself and All Others Similarly Situated, vs. Laser Technology, Inc., David Williams, Pamela Sevy, Dan H. Grothe and H. Deworth Williams, was filed in the United States District Court, District of Colorado (Case no. 99-Z-266). The complaint alleged that Laser Technology and certain of our officers and directors violated federal securities laws, particularly Sections10(b) and 20 of the Securities Exchange Act of 1934. Specifically, the complaint alleged that our financial statements were false and misleading during the class period, February 12, 1996 to December 23, 1998, and that we made certain false or misleading statements regarding our financial statements during this period.

     We believe the action was premised in part on the resignation of our independent accountant, BDO Seidman, LLP, on December 21, 1998, and the resignation of the members of the Audit Committee of our Board on January 7, 1999. The resigning members of the Audit Committee comprised the Special Audit Committee. They resigned from the Board as a result of disagreements between management and the Special Committee. BDO also withdrew its opinions on the previously issued certified financial statements for the fiscal years 1993, 1994, 1995, 1996 and 1997. At the time of BDO’s resignation, the Special Committee was conducting an independent investigation into our accounting records and alleged irregularities relating to our accounting records. Following the announcement of the resignation of BDO and withdrawal of five years of audited financial statements, the American Stock Exchange suspended trading in our shares on December 23, 1998. Trading resumed on March 22, 1999.

     In its complaint, the plaintiff alleged that the resignation of BDO and the three directors was due to our alleged unreliable and misleading financial statements. Plaintiff’s complaint further alleged violations of Section 10(b) of the 1934 Act and Rule 10b-5 promulgated thereunder.

     Five additional securities class actions and one stockholder’s derivative suit were filed against us and certain of our former and present officers and directors. All cases were filed in the United States District Court for the District of Colorado and were consolidated.

     On October 6, 1999, we announced that we had entered into an agreement in principle for the settlement of all the aforementioned actions. On December 10, 1999, a Stipulation of Settlement was executed by the parties and filed with the Court. On October 13, 2000, the Court issued its Final Judgment and Order of Dismissal With Prejudice in the action. As a provision of the Final Judgment, the Court ordered us to issue 475,000 shares of our common stock and pay $850,000 in the settlement of the action. Following the appropriate hearing, the Court found that the aggregate settlement amount and other terms of the settlement reflected a good faith settlement of the actions. We reached an agreement with our insurance carrier whereby $740,000 of the cash portion of the settlement was paid by the carrier into the settlement escrow account. The remaining $110,000 in cash was paid into the settlement escrow account by us and certain individuals involved in the settlement. The 475,000 shares were also issued and delivered to the settlement escrow account. These shares are equal to approximately 8.3% of the total shares currently outstanding.

     Pursuant to the settlement, the 475,000 shares will be distributed at a date to be determined by the plaintiffs and their counsel. One-third of the shares will be available for trading immediately, one-third will be available for trading 60 days after the initial distribution, and the final third will be available for trading 120 days from the initial distribution.

     As a condition of the settlement, we are released from all future claims and actions by the plaintiffs and class members related to the pending actions. The costs of the settlement together with projected legal expenses involved in completing the settlement had been accrued in our 1999 financial statements except for $18,430, which was recorded during fiscal 2000.

     On February 8, 2000, we filed a complaint against Nikon, Inc. in U.S. District Court for the District of Colorado (Civ. No. 00-B-272), for selling and using a product infringing one of our patents. On July 26, 2000, we amended the complaint to include allegations that Nikon’s conduct infringed a second patent obtained by us. On August 9, 2000, Nikon filed an answer and counterclaims, seeking a declaratory judgment that Nikon did not infringe the patents, that the patents are invalid and unenforceable, and that Nikon has been damaged by willful and unfounded assertions of infringement by us. The counterclaims did not quantify the damages sought. On September 28, 2000, upon a stipulated motion to withdraw, the Court ordered the dismissal, without prejudice to reassertion, of the counterclaims asserting that the patents-in-suit are invalid and unenforceable.

     We are vigorously prosecuting the lawsuit and the parties began formal discovery in this matter. On May 24, 2001, the Court allowed us to amend our Complaint to add allegations that Nikon and Asia Optical Co, Inc. are infringing a third patent issued to us in May 2001. Efforts to resolve the matter through court order mediation have not been successful.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended September 30, 2001. 18

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

     We currently have an authorized capitalization of 25,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share. The preferred shares may be issued in various series and shall have preference as to dividends and to liquidation of our company. Our Board may establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. To date, no shares of preferred stock have been issued.

     Our common stock is listed on the American Stock Exchange under the symbol LSR. As of September 30, 2001, 5,710,867 common shares were outstanding and we had approximately 475 shareholders of record. The number of shareholders does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of our common stock for each calendar quarterly period as reported on the American Stock Exchange.

		High	Low
2001
	First Quarter	$ 1.63	$.81
	Second Quarter	1.38	.87
	Third Quarter	1.60	1.01
	Fourth Quarter*	1.27	.92
2000
	First Quarter	$ 4.00	$ 1.31
	Second Quarter	2.38	1.50
	Third Quarter	1.81	1.25
	Fourth Quarter	1.63	.81
1999
	First Quarter**	$ 3.25	$ 1.25
	Second Quarter	2.18	1.31
	Third Quarter	2.06	1.13
	Fourth Quarter	1.62	1.18

*	The 2001 fourth quarter reflects the high and low sale prices through December 12, 2001.
**	On December 23, 1998, trading in our stock was suspended. Trading resumed on March 22, 1999.

Dividends

     We have never declared or paid any cash dividends on our common stock. We presently intend to retain earnings to finance future operations, expansion and capital investments. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

     The following selected financial data should be read in conjunction with our financial statements and notes thereto and the following Management’s Discussion and Analysis of Financial Condition and Results of Operations. Data set forth below has been derived from our audited financial statements for the years ended 2001, 2000, 1999, 1998 and 1997.

	Years Ended
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net sales	$11,472,459	$12,720,299	$ 11,814,654	$11,801,293	$9,308,768
Cost of goods sold	5,416,379	5,802,123	5,845,387	5,554,037	4,093,285
Gross profit	6,056,080	6,918,176	5,969,267	6,247,256	5,215,483
Royalty and licensing income	1,033,129	959,015	932,796	1,242,732	868,931
Total operating income	7,089,209	7,877,191	6,902,063	7,489,988	6,084,414
Operating expenses	6,769,882	7,361,190	8,211,854	6,205,024	5,342,067
Settlement and restructuring costs	—	—	2,071,257	—	—
Income (loss) from operations	319,327	516,001	(3,381,048)	1,284,964	742,347
Other income, net	203,400	59,211	9,009	115,535	163,955
Income (loss) before taxes on income	522,727	575,212	(3,372,039)	1,400,499	906,302
Taxes on income	113,614	233,800	(985,934)	504,000	312,000
Net income (loss)	409,113	341,412	(2,386,105)	896,499	594,302
Net income per common share:
Basic earnings (loss) per common share	.07	.07	(.48)	.18	.12
Weighted average shares outstanding	5,446,633	5,011,220	4,994,622	4,985,902	4,998,351
Diluted earnings per common share	.06	.06	(.48)	.15	.10
Diluted average shares outstanding	6,401,833	5,642,720	4,994,622	5,981,235	5,918,934

	September 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Working capital	$ 8,201,411	$ 6,918,219	$ 5,753,229	$ 8,434,703	$ 7,803,965
Total assets	10,993,929	10,863,213	11,211,708	12,515,957	11,144,626
Short-term debt, including current
maturities of long term debt	14,611	83,727	91,621	76,564	—
Long-term debt less current maturities	—	14,364	114,400	159,549	—
Total stockholders’ equity	10,058,953	9,026,166	8,678,243	11,044,810	10,154,361

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in our statement of operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Years Ended September 30,
	2001	2000	1999
Net sales	100%	100%	100%
Cost of goods sold	47	46	49
Gross profit	53	54	51
Royalty and licensing income	9	8	7
Total operating income	62	62	58
Operating expenses	59	58	69
Settlement and Restructuring Costs	0	0	17
Income (loss) from operations	3	4	(28)
Interest and other income, net	2	1	0
Taxes on income	1	2	(8)

Net income (loss)	4%	3%	(20%)

20

The following table provides a breakdown of the net sales and respective percentages of net sales of our various product lines.

	Years Ended September 30,
	2001	2000	1999
Traffic Safety	$ 6,957,280	$ 8,332,207	$ 7,237,259
Percentage of revenues	61%	65%	61%
Survey and Mapping	3,294,255	3,877,196	4,069,023
Percentage of revenues	29%	31%	35%
Industrial Controls	240,816	241,810	353,915
Percentage of revenues	2%	2%	3%
Consumer	980,108	269,086	154,551
Percentage of revenues	8%	2%	1%
Total Revenues	11,472,459	12,720,299	11,814,654

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

     Net sales for the fiscal year ended September 30, 2001 were $11,472,459 compared to $12,720,299 realized during the fiscal year ended September 30, 2000, representing a 9.8% decrease. In 2001, significant decreases in our Foreign Traffic Safety and Domestic Survey Mapping sales had the greatest impact on total revenues. These decreases offset increases in Consumer product sales consisting of sales of the new ASIC.

     Sales of our Traffic Safety products decreased 17% from $8,332,207 in 2000 to $6,957,280 in 2001. North American Traffic Safety product sales increased 4% from $4,009,206 in 2000 to $4,162,020 in 2001, primarily due to a growing maturity of the sales force producing greater revenue per salesperson. International Traffic Safety product sales decreased 35% from $4,323,001 in 2000 to $2,795,259 in 2001. International sales were hurt by a continued strong dollar, which made the prices of foreign products more competitive.

     Overall sales of our Survey and Mapping products decreased 15% from $3,877,196 in 2000 to $3,294,255 in 2001. North American Survey and Mapping product sales decreased 19% from $2,906,542 in 2000 to $2,365,198 in 2001, primarily due to delay in product availability, purchased component quality problems and an economic slowdown. International sales of our Survey and Mapping products decreased 4% from $970,654 in 2000 to $929,057 in 2001. International sales were negatively impacted by the strong dollar and increased competition that now has reflectorless capabilities in their products.

     International sales in 2000 were $5,524,974 compared to $4,379,241 realized in 2001. Sales internationally comprised approximately 43% of our total revenues in 2000 compared to 38% of total revenues in 2001.

     Gross profit as a percentage of sales was 54% in 2000 compared to 53% for 2001. The decrease in gross profit margins in 2001 was primarily due to increased material cost and decreased output on the production line.

     Royalty income earned in 2001 is derived primarily from our agreement with Bushnell for sales of the Yardage Pro series of consumer laser range finders. Royalty income increased approximately 8% from $959,015 in 2000 to $1,033,129 in 2001. The increase during 2001 was due primarily to the introduction of the new Yardage Pro Sport into the Bushnell product line and increased sales into the professional markets.

     Total operating expenses decreased approximately 8% from $ 7,361,190 in 2000 to $6,769,882 in 2001. The 2001 decrease is attributed to lower sales, marketing and administrative expenses coupled with the reimbursement of research and development costs from third parties. These decreases were partially offset by an increase for legal expenses associated with prosecuting the patent infringement claims.

     Decreased operating expenses combined with the increase in royalties and other income in 2001 resulted in a net income for the year. Income before taxes of $522,727 in 2001 compared to $575,212 in 2000. After taxes on income, we realized a net income of $409,113 or $.07 basic earnings per share in 2001 compared to net income of $341,412 or $.07 basic earnings per share in 2000.

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Net sales for the fiscal year ended September 30, 2000 were $12,720,299 compared to $11,814,654 realized during the fiscal year ended September 30, 1999, representing a 7.7% increase. In 2000, significant increases in our Traffic Safety and Consumer product sales had the greatest impact on total revenues. These increases helped offset decreases in Survey and Mapping and Industrial product sales.

     Sales of our Traffic Safety products increased 15% from $7,237,259 in 1999 to $8,332,207 in 2000. Domestic Traffic Safety product sales decreased 0.4% from $4,023,828 in 1999 to $4,009,206 in 2000 primarily due to the reallocation of state funding in the southeast region. International Traffic Safety product sales increased 34.5% from $3,213,431 in 1999 to $4,323,001 in 2000 due to increased implementation of laser products as government agencies have realized the positive benefits resulting from the use of the UltraLyte series of lasers. The recent approval for use of the UltraLyte in several countries allows distributors to order our speed measurement products for use as a mainstream traffic enforcement tool rather than just evaluation and homologation purposes.

     Overall sales of our Survey and Mapping products decreased 4.7% in 2000 to $3,877,196 from $4,069,023 in 1999. Domestic Survey and Mapping product sales increased 27% to $2,906,542 in 2000 from $2,288,239 in 1999 primarily due to a restructuring of the segment’s sales force, providing improved service and support to domestic dealers and a stronger presence at trade shows. International sales of our Survey and Mapping products decreased 45.5% from $1,780,784 in 1999 to $970,654 in 2000. International sales were negatively impacted by the strong dollar, the delay in the recovery of the Asian economy, the discontinuation of the Criterion laser series and increased competition in Europe.

     International sales of our products in 2000 were $5,524,974 compared to $5,146,480 realized in 1999. Sales internationally comprised approximately 43% of our total revenues in 2000 compared to 44% of total revenues in 1999.

     Gross profit as a percentage of sales was 54% in 2000 compared to 51% for 1999. The increase in gross profit margins in 2000 was primarily due to a more profitable product mix. Increased profitability was due to improving sales of second generation products such as the UltraLyte series, increased output on the production line and a reduction in specific materials cost.

     Royalty income in 2000 is derived primarily from our agreement with Bushnell for sales of the Yardage Pro series of consumer laser range finders. Royalty income increased approximately 2.8% to $959,015 in 2000 from $932,796 in 1999. The increase during 2000 was due primarily to a stabilization of the Bushnell product line, along with the exit of some market competitors. Management believes that royalty income received from our current licensing arrangements will continue to positively impact our operations.

     Total operating expenses decreased approximately 28.4% to $ 7,361,190 in 2000 from $10,283,111 in 1999. The decrease is attributed to lower executive, administrative and legal expenses associated with the absence of litigation, a reduction in staff and improvements in operational processes to increase efficiency. Litigation related costs incurred in 1999 were related to the class action lawsuits and SEC investigation. The litigation and SEC matters were substantially resolved during 1999 and those costs were not expected to be repeated in 2000 although $18,430 was expensed in 2000. Operating profit before legal and severance costs associated with restructuring of management and employees was equal to $692,956.

     Increased sales and gross profit margins combined with the decrease in operating and litigation-related expenses in 2000 resulted in a net income for the year. Combined with income earned on investments of $59,211 and $9,009 in 2000 and 1999, respectively, we realized an income before taxes of $575,212 in 2000 compared to loss before taxes of $3,372,039 in 1999. After taxes on income, we realized a net income of $341,412 or $.07 basic earnings per share in 2000 compared to net loss of $2,386,105, or $.48 basic loss per share in 1999.

Foreign Sales

     Foreign sales of our products were 38%, 43% and 44% for the fiscal years ended September 30, 2001, 2000 and 1999, respectively. Management believes that our foreign sales will continue to comprise a significant portion of revenues. We require that all international sales be paid for with U.S. dollars. An increase in the value of the U.S. dollar relative to other currencies could make our products less competitive in those markets.

Research and Development Costs

     Research and development costs related to the continual development of our products are expensed as incurred and included in operating expenses. Research and development costs totaled approximately $1,159,561, $1,274,900 and $920,600 for the years ended September 30, 2001, 2000 and 1999, respectively. Year to year increases in research and development expenditures are primarily attributable to increased product development and investments in pure research to provide for significant future technology and product advancements. The ability to recoup research and development costs from third parties decreased our expense in 2001. Management anticipates a continued commitment to research and development as the engineering department is positioned to support and facilitate future growth.

     Cost associated with our patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $130,000, $148,000 and $298,000 for the fiscal years ended September 30, 2001, 2000 and 1999, respectively.

Income Taxes

     Our policy is to provide deferred income taxes related to inventories and other items that result in differences between the financial reporting and tax basis of assets and liabilities and a net operating loss carryforward. As a result, at September 30, 2001, we recorded a $0 deferred tax asset.

Liquidity and Capital Resources

     Our net working capital at September 30, 2001 was $8,201,411 as compared to working capital of $6,918,219 at September 30, 2000, an increase of $1,283,192. The increase is primarily related to an increase in inventory. Current assets exceeded current liabilities by a ratio of 9.7 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 4.76 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

     Inventory, the largest item that required financing, stood at $4,493,440 at September 30, 2001, up $1,396,578 from September 30, 2000. Inventory expansion reflected stocking of certain outsourced assemblies and an increase in other raw materials. Prepaid insurance, fees and expenses required an additional $78,632 of funding. The operating activities that provided cash were a net income of $409,113, depreciation and amortization of $556,314 and a reduction in accounts receivable and bad debt of $361,119. The only other items that reduced cash were a decrease in accounts payable and accrued expenses of $194,917.

     For the year ended September 30, 2001, a net cash increase of $512,460 from investing activities was due to the conversion of investment accounts into working capital. After expending $811,482 on operating activities and $83,480 on long term debt and capital leases, there was a net decrease in cash and equivalents of $382,502. When added to cash on hand at the beginning of the twelve month period, total cash and equivalents at September 30, 2001 stood at $1,641,586. Thus, cash and equivalents alone comfortably exceeded total liabilities of $934,976 at the end of the period.

     For the year ended September 30, 2000, cash provided by operating activities was $1,727,170. Net income of $341,412, a reduction of receivables and bad debt of $1,182,709 and deferred taxes of $288,000, together with depreciation and amortization of $563,452, offset the increase in inventories of $249,127 and net decrease in accounts payable and accrued expenses of $588,488. Cash used in investing activities in 2000 of $352,228 was primarily used for the purchase of property and equipment in the amount of $195,967; purchase of investments of $471,608; and $148,387 used for capitalization of patent costs. This result was partially offset with proceeds from investment maturities of $450,139 and sale of property & equipment of $13,595. For fiscal 2000, cash and cash equivalents increased $1,267,012.

     For the year ended September 30, 1999, cash provided by operating activities was $97,310. This was due primarily to (i) reductions in accounts receivable of $826,484 and inventories of $1,010,228; and (ii) increases to accruals (primarily related to the pending litigation settlement) of $1,092,410. This result was partially offset by the net loss for the year of $2,386,105. Cash used in investing activities of $298,728 resulted from increased cash from investment maturities of $499,347, primarily used for the purchase of property and equipment in the amount of $500,215. Also, $297,860 was used to protect our proprietary technology. For the year ended September 30, 1999 cash and cash equivalents decreased $231,510.

Other

     In November 1998, we leased an additional 23,000 square feet adjacent to our facilities under our lease agreement. To complete our expansion in fiscal 1999, we spent approximately $250,000 in leasehold improvements. We believe that our current and planned facilities are adequate to meet our needs throughout the foreseeable future.

     In order to reduce the impact of currency fluctuations, all of our foreign sales are made in U.S. currency. We generally enforce the use of letters of credit and wire transfers in most of our credit arrangements with most foreign distributors to reduce the risk of uncollected accounts receivable. In 1999, in conjunction with a review of the accounts receivable balances, we increased our allowance for doubtful accounts to $250,000 to address some potential collectibility issues with some of our foreign accounts that were not sold using letters of credit. In fiscal 2001 we decreased our accrual for doubtful accounts to $55,228 to cover the risk of uncollectable accounts receivable.

Effect of Inflation

     We believe that we will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on our revenues, gross profit or results of operations for at least the next twelve months.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. We believe the adoption of this statement will have no material impact on our financial statements.

     In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect our consolidated financial statements.

     On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe the adoption of SFAS 144 will not have a significant effect on our consolidated financial statements.

Item 7a.	Qualitative and Quantitative Disclosure about Market Risks

This item is not applicable.

Item 8.	Financial Statements and Supplementary Data

Information with respect to this item is contained in the consolidated financial statements appearing in Item 14 of this report. Such information is incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This item is not applicable. 25

PART III.

Item 10.	Directors and Executive Officers of the Registrant

As of December 12, 2001, our executive officers and directors are as follows:

Eric A Miller	35	President, Chief Executive Officer and Director
Jeremy G Dunne	44	Vice President and Director
Roosevelt Rogers	42	Vice President
H Deworth Williams	66	Director
Walter R Keay	64	Director
Edward F Cowle	45	Director
William P Behrens	63	Director
Nicholas J Cooney	66	Director
Elizabeth A Hearty	34	Secretary

     Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Pursuant to our Stock Option Plan for Non-Employee Directors, as of September 30, 2001, options to purchase 30,000 shares were granted and are outstanding to each of five non-employee directors at exercise prices ranging from $1.19 to $1.75 per share. Non-employee directors are compensated for their service on the Board or any committee thereof by an annual retainer of $10,000. Additionally, each director receives $2,000 for each meeting attended in person and $500 for each meeting attended telephonically. Any non-employee director is reimbursed for expenses incurred in connection with their duties as directors and for attendance at Board or committee meetings. Under the Directors Plan, each non-employee director and each newly elected non-employee director is entitled to an option to purchase 30,000 shares of our common stock. The exercise price of each option is the fair market value of our common stock at the date of grant.

     Officers serve at the discretion of the Board. There are two committees of the Board. As of September 30, 2001, the Audit Committee consisted of Mr. Walter R. Keay, Mr. Edward F. Cowle and Mr. William P. Behrens and the Compensation Committee consisted of Mr. H. Deworth Williams, Mr. William P. Behrens and Mr. Nicholas J. Cooney.

     Eric A. Miller. Mr. Miller has been employed by us since 1988 and has served on our Executive Committee since 1993. He was appointed as President and Chief Executive Officer in March 2000. Mr. Miller served as our Engineering Manager from 1993 to 2000 and was an engineer from 1988 to 1993. In 2001, Mr. Miller became a principal investor in Noteworthy Enterprises, LLC, which owns and operates a restaurant/bar establishment. All operations of this establishment are maintained by a separate partner of the organization. Mr. Miller graduated in 1987 from DeVry Institute of Technology in Phoenix, Arizona with a B.S. Degree in Electronics.

     Jeremy G. Dunne. Mr. Dunne has been employed by us since 1986 and currently serves as Vice President and Chief Technical Officer. From 1981 to 1986, Mr. Dunne was chief engineer for Hydrographic Services, International in Southborough Kent, England, a company that performs software and system design for the hydrographic surveying industry. Mr. Dunne earned a B.A. Degree in Electrical Engineering from the University of Cambridge, Cambridge, England. Mr. Dunne agreed to an SEC order issued on March 20, 2000 to not cause any violations of Section 13(a) of the Securities Exchange Act of 1934.

     Roosevelt Rogers. Mr. Rogers has been employed by us since 1996 and is currently Vice President. From 1992 to 1996, Mr. Rogers was a Product Manager with MPH Industries, Inc., a subsidiary of MPD, Inc. in Owensboro, Kentucky From 1990 to 1992, he was Regional Sales Manager with Tech Systems, Inc.; Mobile Video Recording Systems in Atlanta, Georgia. Mr. Rogers was a State Trooper with the Georgia State Patrol in Atlanta, Georgia from 1982 to 1990, and was a police officer with the Roswell Police Department in Roswell, Georgia from 1977 to 1982. Mr. Rogers attended Brescia College in Owensboro, Kentucky studying Business Administration.

     H. Deworth Williams. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than thirty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings. Mr. Williams agreed to a SEC order issued on March 20, 2000 to not cause any violations of Section 13(a) of the Securities Exchange Act of 1934.

     Walter R. Keay. Mr. Keay has been employed for over 35 years in the securities industry. He is presently President of Knickerbocker Capital, Inc., an investment banking consulting firm in Pennsylvania. From 1987 through 1999, he was founder and President of Knickerbocker Securities, Inc., a member of the NASD. Knickerbocker Securities was our underwriter when we initially listed on the American Stock Exchange in 1993. Prior to engaging in investment banking, Mr. Keay was a securities analyst, working extensively with large conglomerates, both as an analyst and in the area of mergers and acquisitions. He graduated from Brown University with a B.A. Degree in Economics and did graduate work at New York University School of Business Administration.

     Edward F. Cowle. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 1992 to 1994, Mr. Cowle was a Senior Vice President—Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns &Company, also in New York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979.

     William P. Behrens. Mr. Behrens recently joined Northeast Securities, Inc. as Vice Chairman where he manages client assets and is responsible for the general brokerage division. From 1965 through September 2001 Mr. Behrens was respectively General Partner, Senior Managing Director and then Chairman and CEO of Ernst & Company and its successor company Investec Ernst & Company. In other securities industry capacities, Mr. Behrens has served as an Exchange Official of the American Stock Exchange since 1985; Director of Options Clearing Corporation and Vice Chairman of NASD District 10 Business Conduct Committee. Mr. Behrens graduated from Bernard Baruch College - City University of New York.

     Nicholas J. Cooney. Mr. Cooney is self-employed as an attorney concentrating in corporate and finance law. He has also served as a professional arbitrator and mediator and as an investment banker. Since 1982, Mr. Cooney has been engaged as a sole proprietor in the practice of law in New York, where he was licensed to practice law in 1960. From 1994 to 1999, Mr. Cooney was affiliated as an investment banking executive with Knickerbocker Securities, Inc. Mr. Cooney was involved for over 25 years in the legal affairs of three major corporations. Prior to his corporate affiliations, Mr. Cooney was associated with a Wall Street law firm. Since 1994, Mr. Cooney has served as a contract arbitrator for the Building Service Industry in the New York City area. Mr. Cooney is also an active arbitrator for the Commercial Panel of the American Arbitration Association and for the National Association of Securities Dealers. Mr. Cooney received his Juris Doctorate degree from Fordham University School of Law in 1960, and his Bachelor of Science degree from Fordham College in 1957.

     Elizabeth Hearty. Ms. Hearty joined our company in September 1999 as our Controller. In March 2000, Ms. Hearty was elected Corporate Secretary. Prior to joining us, Ms. Hearty was President and Director of DataVision Security Services in Englewood, Colorado from 1996 to 1999. From 1990 to 1996, she served as Controller of InterCap Funds, Joint Venture. Ms. Hearty received a B.S. degree in accounting from the University of Colorado in 1989.

Item 11.	Executive Compensation

Employment Agreements

     We have not entered into any current employment agreements as of September 30, 2001. However, in April 2000, we entered into a consulting agreement with Knickerbocker Capital, Inc., whose principle is Walter R. Keay, one of our directors. Pursuant to the agreement, Mr. Keay is to provide certain consulting services to us.

Cash Compensation

     The following table provides summary information concerning compensation earned by or paid to our chief executive officer and other executive officers whose total annual salary and bonus exceed $100,000, for services rendered for the last three fiscal years. These individuals are referred to as the named executive officers. Other than as described below, we did not pay any executive officer greater than $100,000 annually for any of the periods depicted.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation		Restricted Stock Award		All Other Compensation
Eric A Miller	2001	$100,000	$ —	$ —		$ —		$ —
President, CEO and Director	2000	83,455	17,664	—		—		—
	1999	*	—	—		—		—

Jeremy Dunne,	2001	122,500	—	—		—		—
Vice President and Director	2000	98,116	21,308	—		—		—
	1999	80,400	—	—		—		—

Roosevelt Rogers	2001	55,000	—	67,359		—		—
Vice President	2000	53,750	58,750	—		—
	1999	*	—	—		—		—

Blair Zykan,	2001	—	—	—		—		—
Former President, CEO	2000	82,952	—	—		8,333	***	—
	1999	87,018		15,844	**	8,333	***	—

David Williams,	2001	—	—	—		—		—
Former President, CEO	2000	—	—	—		—		—
	1999	$100,608	—	—		—		—

*	Mr. Miller and Mr. Rogers were not officers during 1999.
**	In 1999, Mr. Zykan was paid commissions of $15,844 prior to being named President and C.E.O.
***	During 1999 Mr. Zykan entered into an employment agreement that provided for a Deferred Share Award of 25,000 shares of our stock, vesting one third at the date of grant and one third each year thereafter until fully vested.

     The preceding table does not include any amounts for non-cash compensation, including personal benefits. We believe that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported.

Equity Incentive Plan

     In 1994, we adopted an equity incentive plan. This employee plan provides for the issuance of options to our key employees and consultants to purchase up to an aggregate of 530,000 shares of our common stock at the fair market value at the date of grant. Fair market value is based on the closing sale price of the common stock on the American Stock Exchange on such date. The employee plan also allows for the grant of stock options, restricted stock awards, stock units, stock appreciation rights and other grants to all of our eligible employees and consultants.

     On February 24, 1998, stockholders approved a proposal to amend the employee plan. For each fiscal year beginning October 1, 1997 and through the fiscal year beginning October 1, 2003 (seven years), a number of shares of stock equal to two percent of the total number of issued and outstanding shares of stock as of September 30 of the fiscal year immediately preceding such year, shall become available for issuance under the plan. In addition, any unused portion of shares of stock remaining from those reserved as of September 30, 1997 and any unused portion of the two percent limit for any fiscal year shall be added to the aggregate number of shares of stock available for issuance in each fiscal year under the plan. In no event, subject to certain adjustments, will more than 1,000,000 shares of stock be cumulatively available for issuance pursuant to the exercise of incentive options.

     As of September 30, 2001, the total number of shares of common stock subject to all awards under the employee plan could not exceed 957,482.

     As of September 30, 2001, options to purchase 805,200 shares of our common stock were outstanding, at exercise prices ranging from $1.38 to $4.75 per share of which 509,332 options were exercisable at September 30, 2001. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee (subject to certain exceptions contained in the employee plan).

Non-Employee Director Stock Option Plan

     In 1994, we adopted a stock option program for non-employee directors. The director plan provides for the grant of options to purchase 30,000 shares of our common stock at the effective date of the plan to each member of our Board of Directors who is not an employee, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the plan. The maximum number of shares that may be subject to options issued under the director plan was initially 120,000. The exercise price in each case is the fair market value of the common stock on the date of grant, determined in the same manner as under the employee plan.

     On April 21, 2000 the shareholders approved the amendment to the director plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of September 30, 2001, pursuant to the amended plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.19 to $1.75 per share. Options granted under the director plan vest one-third each year for three years and expire five or ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director (subject to certain exceptions contained in the plan). At September 30, 2001, 150,000 options were outstanding and 40,000 were exercisable pursuant to the director plan.

     The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by us.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table provides information, to the best of our knowledge as of December 12, 2001, regarding beneficial ownership of our common stock by:

•	each person known to us to own beneficially more than 5% of our common stock;

•	each of the named executive officers;

•	each or our directors; and

•	all executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Ownership
Jeremy G. Dunne (2)	433,667	7.5%
2686 E. Otero Place
Littleton, Colorado 80122

Eric A. Miller (3)	85,500	1.5%
4540 S. Jason Street
Englewood, Colorado 80110

H. Deworth Williams (4)	589,007	10.3%
P.O. Box 2148
Park City, Utah 84060

David Williams (5)	388,686	6.7%
1501 W. Dry Creek Road
Littleton, Colorado 80210

Walter R. Keay (6)	10,000.2%
4593 Newhope Road
Pineville, PA 18946

Edward F. Cowle (7)	206,625	3.6%
6 East 45th Street 10th Floor
New York, NY 10017

William P. Behrens (8)	17,500	0.3%
100 Wall Street
New York, NY 10005

Nicholas J. Cooney (9)	25,000	0.4%
116 Central Park South
New York, NY 10019

Roosevelt Rogers (10)	16,000	0.3%
22165 Pebble Brook
Parker, CO 80138

Plaza Resources Company (11)	356,250	5.9%
GEICO Plaza
Washington, DC 20076

Directors and officers
as a group (8 persons) (12)	1,383,299	23.4%

29

(1)	Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 12, 2001 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.

(2)	Includes 84,917 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.

(3)	Includes 52,000 shares, which may be acquired by Mr. Miller pursuant to the exercise of stock options exercisable within sixty days.

(4)	Includes 10,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.

(5)	Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.

(6)	Includes 10,000 shares, which may be acquired by Mr. Keay pursuant to the exercise of stock options exercisable within sixty days.

(7)	Includes 10,000 shares, which may be acquired by Mr. Cowle pursuant to the exercise of stock options exercisable within sixty days.

(8)	Includes 10,000 shares, which may be acquired by Mr. Behrens pursuant to the exercise of stock options exercisable within sixty days.

(9)	Includes 10,000 shares, which may be acquired by Mr. Cooney pursuant to the exercise of stock options exercisable within sixty days.

(10)	Includes 16,000 shares, which may be acquired by Mr. Rogers pursuant to the exercise of stock options exercisable within sixty days.

(11)	Includes 356,250 shares issuable upon exercise of the PRC Warrants. PRC is a wholly owned subsidiary of Geico Corporation.

(12)	Includes 202,917 shares, which may be acquired by officers or directors within sixty days pursuant to the exercise of stock options at various prices.

Item 13.	Certain Relationships and Related Transactions

     We currently have a marketing and consulting agreement with Laser Innovations International, Inc., whose principal is David Williams. Mr. Williams is the beneficial owner of more than 5% of our outstanding common stock and was formerly our President, CEO and director. Laser Innovations sells our products to certain international markets and its sales comprised 17% and 22% of our total sales during fiscal years 2001 and 2000, respectively.

     Two members of our Board of Directors, H. Deworth Williams and Edward F. Cowle have entered into a joint venture relationship with GHF International Trading, Ltda, a Brazilian company. GHF is associated with Laser Technology as a dealer for our Traffic Safety products and has been distributing the products in Brazil for approximately the last six years. During fiscal years 2001 and 2000, GHF purchased products from us in the amounts of approximately $61,000 and $260,000, respectively. GHF has been seeking investment capital to further develop the market for our products in Brazil and Messrs. Williams and Cowle have provided such capital.

PART IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-k

(a)	The following documents are filed as a part of this report:

1.	Financial statements.

The consolidated financial statements included in this item are indexed on page F-1, Index to Consolidated Financial Statements.

2.	Financial statement schedules and supplementary information required to be submitted.

Schedule I—Valuation and Qualifying Accounts

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.	Exhibit list.

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC. We will furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit No.	Exhibit Name
3.3(6)	Articles of Incorporation for the State of Delaware
3.4(6)	By-Laws of Registrant
3.5(6)	Certificate of Merger
4.1(1)	Specimen Common Stock Certificates of Registrant
10.1(1)	Promissory Note, Secured Note and Warrant Agreement dated as of February 21, 1991 between Registrant and Plaza Resources Company
10.2(1)	Amendment to the Promissory Note, Secured Note and Warrant Agreement dated as of October 24, 1991 between the Registrant and Plaza Resources Company
10.3(1)	Letter Agreement dated July 17, 1992 between Registrant and Plaza Resources Company Including Amendments dated September 23, 1992, December 1, 1992, December 22, 1992, and January 7, 1993
10.4(1)	Lease Agreement for Registrant’s Principal Place of Business
10.5(1)	Non-Competition and Secrecy Agreement dated July 15, 1990 between Registrant and David Williams, President of Registrant
10.6(1)	Non-Competition and Secrecy Agreement dated July 15, 1990 between Registrant and Jeremy Dunne, Vice President of Registrant
10.8(1)	Employment Agreement between Registrant and Jeremy Dunne
10.9(1)	Non-Disclosure/Confidentiality Agreement between Registrant and Certain Other Key Employees
10.14(2)	Amendment to Lease to Include New Facility
10.15(3)	Employee Stock Option Plan
10.16(3)	Non-Employee Director Plan

10.17(7)	Employment Agreement between Registrant and Blair Zykan
10.18(7)	Employment Agreement between Registrant and Brian Abeel
16.0(4)	Letter from BDO Seidman, LLP
17.1(5)	Resignation of Director Letter--Richard D. Sayford
17.2(5)	Resignation of Director Letter--F. James Lynch
17.3(5)	Resignation of Director Letter--William R. Carr
21.1(7)	Subsidiaries

(1)             Incorporated by reference to the Company’s Form S-1 registration statement, file no. 1-11642.

(2)             Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 1993.

31

(3)             Incorporated by reference to the Company’s Form 10-Q for the period ended June 30, 1994.

(4)             Incorporated by reference to the Company’s amended Form 8-K January 4, 1999.

(5)             Incorporated by reference to the Company’s Form 8-K January 19, 1999.

(6)             Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 1997.

(7)             Incorporated by reference to the Company’s Form 10-K for the fiscal year ended September 30, 1999.

(b)	Reports on Form 8-K:

The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

32

SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Laser Technology, Inc. By: /s/ Eric A. Miller —————————————— Eric A. Miller President and Chief Executive Officer December __, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

/s/ Jeremy G. Dunne —————————— Jeremy G. Dunne	Vice President and Director	December 28, 2001

/s/ Elizabeth Hearty —————————— Elizabeth Hearty	Controller, Secretary	December 28, 2001

/s/ H. Deworth Williams —————————— H. Deworth Williams	Director	December 28, 2001

/s/ Edward F. Cowle —————————— Edward F. Cowle	Director	December 28, 2001

/s/ Walter R. Keay —————————— Walter R. Keay	Director	December 28, 2001

/s/ William P. Behrens —————————— William P. Behrens	Director	December 28, 2001

/s/ Nicholas J. Cooney —————————— Nicholas J. Cooney	Director	December 28, 2001
33

LASER TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and 2000

CONTENTS

Independent Auditors’Report
3

Consolidated Balance Sheets
4

Consolidated Statements of Operations
6

Consolidated Statements of Stockholders’Equity
7

Consolidated Statements of Cash Flows
8

Notes to the Consolidated Financial Statements
10

2

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Consolidated Balance Sheets ASSETS

	September 30,
	2001	2000
CURRENT ASSETS
Cash and cash equivalents	$ 1,641,586	$ 2,024,088
Investments (Note 2)	—	721,730
Trade accounts receivable (Note 8), less allowance
of $55,228 and $112,670 for doubtful accounts	2,363,225	2,724,344
Royalties receivable	443,713	1,697
Inventories (Note 3)	4,493,440	3,096,862
Deferred income tax benefit (Note 6)	—	60,000
Income tax prepayment	8,406	28,927
Prepaids and other current assets	186,017	83,254

Total Current Assets	9,136,387	8,740,902

PROPERTY AND EQUIPMENT, (NET) (Note 4)	788,983	1,155,165

OTHER ASSETS
Other assets (Note 1)	1,068,559	967,146

Total Other Assets	1,068,559	967,146

TOTAL ASSETS	$10,993,929	$10,863,213

The accompanying notes are an integral part of these consolidated financial statements. 3

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Consolidated Balance Sheets (Continued) LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,
	2001	2000
CURRENT LIABILITIES
Accounts payable	$ 593,271	$ 790,260
Accrued expenses	327,094	948,696
Notes payable - current (Note 9)	14,611	83,727

Total Current Liabilities	934,976	1,822,683

LONG-TERM DEBT
Notes payable (Note 9)	—	14,364

Total Long-Term Debt	—	14,364

Total Liabilities	934,976	1,837,047

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY (Note 5)

Preferred stock; par value $0.01; 2,000,000 shares
authorized; -0- and -0- shares issued and outstanding,
respectively	—	—
Common stock; par value $0.01; 25,000,000 shares
authorized, 5,710,867 and 5,235,867 shares issued
and outstanding, respectively	57,109	52,359
Additional paid-in capital	10,314,226	9,695,302
Stock subscription receivable	—	—
Treasury stock at cost, 224,650 and 224,650 shares,	—	—
respectively	(194,259)	(194,259)
Retained earnings	(118,123)	(527,236)

Total Stockholders’ Equity	10,058,953	9,026,166

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 10,993,929	$ 10,863,213

The accompanying notes are an integral part of these consolidated financial statements. 4

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Consolidated Statements of Operations

	For the Years Ended September 30,
	2001	2000	1999
SALES, NET (Note 8)	$11,472,459	$12,720,299	$ 11,814,654
COST OF GOODS SOLD	5,416,379	5,802,123	5,845,387

Gross Profit	6,056,080	6,918,176	5,969,267

OTHER REVENUES
Royalty and licensing revenues	1,033,129	959,015	932,796

Total Other Revenues	1,033,129	959,015	932,796

TOTAL OPERATING INCOME	7,089,209	7,877,191	6,902,063
OPERATING EXPENSES
Restructuring and litigation cost	—	—	2,071,257
General and administrative	6,769,882	7,361,190	8,211,854

Total Operating Expenses	6,769,882	7,361,190	10,283,111

INCOME (LOSS) FROM OPERATIONS	319,327	516,001	(3,381,048)
INTEREST AND OTHER INCOME, NET	203,400	59,211	9,009

INCOME (LOSS) BEFORE INCOME TAXES	522,727	575,212	(3,372,039)
Income tax expense (benefit) (Note 6)	113,614	233,800	(985,934)

NET INCOME (LOSS)	$ 409,113	$ 341,412	$(2,386,105)

BASIC INCOME (LOSS) PER SHARE	$ 0.07	$ 0.07	$ (0.48)

DILUTED INCOME (LOSS) PER SHARE	$ 0.06	$ 0.06	$ (0.48)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	5,446,633	5,011,220	4,994,622

DILUTED WEIGHTED AVERAGE SHARES	6,401,833	5,642,720	4,994,622

The accompanying notes are an integral part of these consolidated financial statements. 5

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Treasury	Subscription	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Receivable	Earnings	Equity
Balance,
September 30, 1998	5,219,201	$ 52,192	$ 9,669,420	$(194,259)	$ —	$ 1,517,457	$ 11,044,810

Shares issued for
deferred award	25,000	250	38,825	—	(19,537)	—	19,538

Net loss for the year ended
September 30, 1999	—	—	—	—	—	(2,386,105)	(2,386,105)

Balance,
September 30, 1999	5,244,201	52,442	9,708,245	(194,259)	(19,537)	(868,648)	8,678,243

Resolution of deferred award	(8,334)	(83)	(12,943)	—	19,537	—	6,511

Net income for the year ended
September 30, 2000	—	—	—	—	—	341,412	341,412

Balance,
September 30, 2000	5,235,867	52,359	9,695,302	(194,259)	—	(527,236)	9,026,166

Shares issued in settlement	475,000	4,750	618,924	—	—	—	623,674

Net income for the year ended
September 30, 2001	—	—	—	—	—	409,113	409,113

Balance,
September 30, 2001	5,710,867	$ 57,109	$ 10,314,226	$(194,259)	$ —	$ (118,123)	$ 10,058,953

The accompanying notes are an integral part of these consolidated financial statements. 6

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows

	For the Years Ended September 30,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 409,113	$ 341,412	$(2,386,105)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	556,314	563,452	541,824
Bad debt expense	43,189	24,551	256,278
Stock issued for deferred services	—	6,511	19,538
Deferred income taxes	60,000	288,000	(261,000)
(Gain) loss on sale of equipment	(85,885)	3,201	—
Changes in operating assets and liabilities:
Trade accounts and other receivables	317,930	763,565	(115,794)
Royalties receivable	(442,016)	394,593	28,235
Inventories	(1,396,578)	(249,127)	1,010,228
Other assets	(78,632)	179,500	(88,304)
Accounts payable and accrued expenses	(194,917)	(588,488)	1,092,410

Net Cash (Used In) Operating Activities	(811,482)	1,727,170	97,310

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	110,978	13,595	—
Purchases of property and equipment	(189,912)	(195,967)	(500,215)
Purchases of investments	(261,270)	(471,608)	—
Proceeds from sale of investments	983,000	450,139	499,347
Patent costs paid	(130,336)	(148,387)	(297,860)

Net Cash (Used In) Investing Activities	512,460	(352,228)	(298,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	—	—	68,361
Payments on long-term debt	(83,480)	(107,930)	(98,453)

Net Cash (Used In) Financing Activities	(83,480)	(107,930)	(30,092)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(382,502)	1,267,012	(231,510)
CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR	2,024,088	757,076	988,586

CASH AND CASH EQUIVALENTS AT END
OF YEAR	$ 1,641,586	$ 2,024,088	$ 757,076

The accompanying notes are an integral part of these consolidated financial statements. 7

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Continued)

	For the Years Ended September 30,
	2001	2000	1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

CASH PAID FOR:

Interest	$ 3,040	$13,000	$ 19,800
Income taxes	$ —	$ 4,000	$120,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Stock issued for deferred services	$ —	$ 6,511	$ 19,538
Stock issued for debt settlement	$623,674	$ —	$ —

The accompanying notes are an integral part of these consolidated financial statements. 8

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

The consolidated financial statements presented are those of Laser Technology, Inc. (the “Company") and its wholly-owned subsidiaries, Laser Communications, Inc. and Light Solutions Research, Inc. All significant intercompany transactions have been eliminated. Laser Technology, Inc. is engaged in the business of developing, manufacturing, and marketing laser based measurement instruments.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

e. Investments

The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” All marketable equity and debt securities have been categorized as trading securities. Trading securities, consist primarily of actively traded equity and debt securities, are stated at fair value. Realized and unrealized gains and losses are included in income.

The accompanying notes are an integral part of these consolidated financial statements. 9

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial StatementsSeptember 30, 2001 and 2000

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e. Investments (Continued)

At September 30, 2001 and 2000, trading securities consisted of the following:

	2001	2000
Current
Money market funds	$ —	$ 12,585
Municipal bonds	—	588,353
U.S. Government obligations	—	120,792

Total current	—	721,730

The Company recognized realized gains / (losses) of $25,310 and $(10,074) for September 30, 2001 and 2000. Also, the Company recorded unrealized gain (loss) of $0 and $14,289 for September 30, 2001 and 2000.

f. Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company has accrued an allowance for obsolete inventory of approximately $150,000.

g. Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation of property and equipment is computed using straight-line method over the estimated useful lives of the related assets, ranging from two to ten years.

h. Patents and Amortization

In accordance with Financial Accounting Standards Board Statement 142, Goodwill and Other Intangible Assets, patents are carried at cost and when granted, are amortized over their estimated useful lives of 15 to 17 years. There are currently no patents owned for which an indefinite life would be expected. The carrying value of patents is reviewed annually and impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial StatementsSeptember 30, 2001 and 2000

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Research and Development Cost

Research and development costs related to the Company’s laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totaled $1,159,561, $1,274,900, and $920,600 for the years ended September 30, 2001, 2000, and 1999, respectively.

j. Taxes on Income

Under the provisions of SFAS No. 109, the Company’s policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

k. Basic Income (Loss) Per Share

SFAS No. 128 provides for the calculation of “Basic” and “Diluted” income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Fully diluted loss per share for September 30, 1999 is not materially different from basic loss per share because the diluted shares would be antidilutive.

l. Stock Options

The Company applies Accounting Principles Board (“APB”) Option 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

SFAS Statement No. 123, “Accounting for Stock-Based Compensation” requires the Company to provide pro forma information regarding net income as if compensation cost for the Company’s stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. There were no stock options issued during the year.

m. Revenue Recognition

Revenue is recognized upon shipment of goods to the customer. The Company’s general sales terms allow for a 1% discount in 10 days/net 30 days. International sales primarily require immediate payment or a letter of credit, other than to customers deemed creditworthy (see Note 8). Royalties and licensing fees are recognized when earned in accordance with the specific terms of each agreement.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Advertising

Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 2001, 2000 and 1999 was approximately $298,000, $322,000 and $352,000 respectively.

o. Reclassifications

Certain reclassifications have been made to the 2000 financial statements to conform to the current year’s presentation.

NOTE 3 -	INVENTORIES

Inventories consisted of the following:

	September 30,
	2001	2000
Finished goods	$ 804,133	$ 676,779
Work-in-process	937,166	879,630
Raw materials and supplies	2,752,141	1,540,453

Total	$4,493,440	$3,096,862

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,
	2001	2000
Shop equipment	$ 500,225	$ 598,524
Office equipment	978,512	965,790
Leasehold improvements	669,455	684,159
Automobiles	16,613	281,489
Furniture/fixtures	303,627	337,543

	2,468,432	2,867,505
Less accumulated depreciation and amortization	(1,679,449)	(1,712,340)

Total	$ 788,983	$ 1,155,165

Depreciation expense was $519,024 and $528,455 for the years ended September 30, 2001 and 2000, respectively.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 5 -	STOCKHOLDERS’EQUITY

Capital Stock

At September 30, 2001, the Company had 985,417 shares reserved or available for issuance as follows:

Common Shares:
Equity Incentive Plan	509,167
Non-Employee Director Stock Option Plan	120,000
Warrants:
PRC warrants	356,250

Total	985,417

Preferred Stock

Laser Technology is authorized to issue 2,000,000 shares of preferred stock by action of the Company’s Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend rights, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restriction of any unissued series of preferred stock and the number of shares constituting such series. The Company has no current plans to issue any preferred stock.

Treasury Stock

(a) In connection with the Company’s merger into Delaware, stockholders objecting to the proposed merger were entitled to the right to dissent and appraisal rights of stockholders as allowed by Idaho law. Upon completion of the merger, the Company purchased the dissenting stockholders stock. Cumulatively, nine stockholders, representing 1,082 shares of the Company’s common stock, exercised their right to dissent and received $3,924 in total which has been recorded as Treasury Stock.

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

PRC Warrants

Under a previously existing loan agreement, the Company granted Plaza Resources Company (“PRC”) the right to purchase specified quantities of defined products at the Company’s cost, as well as granting PRC warrants to purchase shares of the Company’s stock. The warrant agreement grants PRC the right to purchase a total of 356,250 shares of common stock at $3.00 per share for a ten year period. See summary of accounting policies for treatment of warrants in computation of diluted income per share.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 5 -	STOCKHOLDERS EQUITY (Continued)

Equity Incentive Plan

The Company has an Equity Incentive Plan (the “Employee Plan”) for the purpose of providing key employees and consultants with added incentives to continue in the service of the Company and to create in such employees and consultants a more direct interest in the future operations of the Company. The Employee Plan permits the grant of stock options, restricted stock awards, stock appreciation rights, stock units and other grants to all of the Company’s eligible employees and consultants.

The Employee Plan is administered by the Compensation Committee of the Board of Directors. The committee has the authority to determine the employees or consultants to whom awards will be made, the amount of the awards, and the other terms and conditions of the awards.

The grant of stock options under the Employee plan is intended either to qualify as “incentive stock options”under the Internal Revenue Code or “non-qualified options”not intended to qualify. Stock options are granted at a price not less than 100% of the fair market value on the date the option is granted.

Under the Employee Plan, 738,548 shares of the Company’s common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 2000, options to purchase 691,500 shares of the Company’s common stock were outstanding, at exercise prices ranging from $1.63 to $5.25 per share of which 448,916 and 597,332 options were exercisable at September 30, 2000 and 1999, respectively.

Non-Employee Director Stock Option Plan

In 1994, the Company adopted a Non-Employee Director Stock Option Plan (the “Director Plan”) for the purpose of providing non-employee directors with added incentives to continue in the service of the Company and a more direct interest in the future operations of the Company.

Under the terms of the Director Plan, non-employee directors on the effective date of the Director Plan and each non-employee director elected thereafter shall receive options to purchase 30,000 shares of common stock. Stock options are granted at a price no less than 100% of the fair market value on the date the option is granted.

Under the Director Plan 240,000 shares of the Company’s common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 2000 and 1999, options to purchase 150,000 and 120,000 shares, respectively, of the Company’s common stock were outstanding at exercise prices ranging from $1.56 to $5.25 per share of which 100,000 options were exercisable.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 5 -	STOCKHOLDERS EQUITY (Continued)

A summary of the status of the Company’s stock option plans as of September 30, 2001 and 2000 and changes during the years ending on those dates is presented below:

	2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	811,500	$ 2.99	833,250	$ 3.45
Granted	164,500	1.38	240,000	1.71
Canceled	(20,800)	2.39	(261,750)	3.28
Exercised	—	—	—	—

Outstanding, end of year	955,200	$ 2.86	811,500	$ 2.99

Exercisable, end of year	549,322	$ 3.87	561,501	$ 3.52

Weighted average fair value of
options and warrants granted
during the year		$ 1.38		$ 1.71

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding at 9/30/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at 9/30/01	Weighted Average Exercise Price
$ 1.38 - 1.90	560,200	5.50	$ 1.66	163,332	$ 1.82
2.00 - 2.87	6,000	7.25	2.87	6,000	2.87
3.50 - 3.89	30,250	2.25	3.81	21,250	3.81
4.00 - 4.25	354,750	3.68	4.25	354,750	4.25
4.36 - 4.39	1,000	5.75	4.39	1,000	4.39
5.00 - 5.25	3,000	3.66	5.25	3,000	5.25

$ 1.44 - 5.25	955,200	4.35	$ 2.71	549,332	$ 3.28

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 5 -	STOCK HOLDERS EQUITY (Continued)

In November 2000, the Company granted employees options to purchase 176,600 shares of the Company’s common stock at an exercise price of $1.38 per share. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of the grant or, if sooner, three months after the holder ceases to be an employee of the Company, subject to certain exceptions contained in the Employee Plan.

NOTE 6 -	TAXES ON INCOME

For the years ended September 30, 2001, 2000 and 1999 the provision for federal and state income taxes consisted of the following:

	2001	2000	1999
Current:
Federal	$100,844	$ —	$ —
State	12,770	3,500	3,000
Deferred:
Federal	—	230,300	(988,934)
State	—	—	—

	$113,614	$233,800	$(985,934)

A reconciliation of income taxes at the federal statutory rate to the effective tax rate is as follows:

	2001	2000	1999
Net operating losses	$ (96,284)	$ —	$(988,934)
Income taxes computed at the
federal statutory rate	207,090	203,800	—
State income taxes, net of
federal benefit	23,500	30,000	3,000
Other, net	(20,640)	—	—

Taxes on income	$113,614	$233,800	$(985,934)

The types of temporary differences between the tax basis of assets and liabilities that give rise to a significant portion of the deferred tax asset and their approximate tax effect are as follows:

	September 30,
	2001	2000
Future deductions:
Net operating losses	$—	$ 75,600
Inventories (Uniform Capitalization Rules)	—	(7,800)
Other, net	—	(7,800)

	$—	$ 60,000

The Company believes that it is more likely than not that it will realize the deferred tax asset. Therefore, no valuation allowance has been provided.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 7 -	COMMITMENTS AND CONTINGENCIES

Legal Proceedings

In 1999, a class action lawsuit was filed against the Company alleging a misrepresentation of the Company’s financial results, thereby artificially inflating the price of the Company’s stock. The exposure to liability was approximately $1,474,000. The Company had sought a resolution to these lawsuits by agreeing in principle to settle pending approval by the shareholders. In April 2000, the Company approved a stipulation of settlement. In October 2000, the Courts approved the settlement. The settlement required the Company to pay $850,000 and issue 475,000 shares of common stock to the plaintiffs, for a total cost of $1,453,675. The company’s insurance carrier paid $740,000 of the cash settlement. The Company had previously accrued for the settlement cost in the fiscal year ending September 30, 1999. Associated with this allegation, the Company incurred legal and consulting fees of approximately $1,360,000. In October 2000 475,000 shares were issued as stipulated in the agreement.

On October 25, 1999, the Company terminated the employment of the former CFO and CEO of the Company and accrued a severance agreement of $122,451 and $85,372, respectively. The agreement provides that the Company will be responsible for the first $25,000 of legal fees incurred by the two former officers in connection with the litigation and SEC proceedings.

Retirement Plan

Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the “Plan”). Eligible employees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee’s contribution and may make discretionary profit sharing contributions. For the year ended September 30, 2001 and 2000, no contributions were made by the Company to the Plan.

Facility Leases

The Company has various operating lease agreements for office and manufacturing facilities that expire through May 31, 2003. Rent expense under operating lease agreements was $177,762, $312,526, and $349,000 for the years ended September 30, 2001, 2000 and 1999.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 7 -	COMMITMENTS AND CONTINGENCIES (Continued)

Facility Leases (Continued)

As of September 30, 2001, future minimum lease payments under operating lease agreements are as follows:

2002	259,000
2003	62,000
2004	7,600
2005	3,200
Thereafter	—

$331,800

NOTE 8 -	CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF RISK

The Company operates primarily in one industry segment which includes the manufacturing and marketing of laser speed and distance measurement instruments.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and trade accounts receivable.

The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with qualified financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. Cash concentration risks at September 30, 2001 and 2000 were $64,667 and $558,666, respectively.

The Company markets its laser measurement instruments to three major classes of customers. The Company’s trade accounts receivable subject to credit risk from those customers are as follows at September 30, 2001 and 2000:

	2001	2000
Foreign distributors (a)	$ 954,415	$ 1,174,946
State and local municipalities (b)	610,846	528,919
U.S. government agencies (c)	12,738	72,672
Other receivables	840,454	1,060,477

	2,418,453	2,837,014
Less allowance for doubtful accounts	(55,228)	(112,670)

Total	$ 2,363,225	$ 2,724,344

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 8 -	CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF RISK (Continued)

          (a) To date, the Company’s foreign sales are transacted primarily through distributors.

          (b) The Company’s domestic sales of its laser speed instruments have been primarily to state and local law enforcement agencies. These agencies are dispersed across geographic areas.

          (c) Domestically, the Company’s sales of its laser distance measurement systems are transacted primarily through distributors.

For the year ended September 30, 2001, 2000 and 1999, no single customer accounted for more than 10% of sales.

A summary of the Company’s sales by geographic area is as follows:

	2001	2000	1999
Foreign sales:
Asia	$ 1,021,341	$ 1,071,282	$ 1,623,560
Europe	1,910,455	2,403,590	1,926,670
Canada	618,442	533,975	616,648
Australia	474,245	733,415	585,878
Other	354,758	782,712	393,724

Total foreign sales	4,379,241	5,524,974	5,146,480
Domestic sales	7,093,215	7,195,325	6,668,174

	$11,472,456	$12,720,299	$11,814,654

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 9 -	NOTES PAYABLE

Notes payable consisted of the following:

	September 30,
	2001	2000
Note payable to a corporation dated April 16,
1999, 8% interest rate, secured by equipment,
36 monthly principal and interest payments
of $2,097.	$ 14,611	$ 37,866

Note payable to a bank dated July 6, 1998,
7.9% interest rate, secured by vehicles, with
36 monthly principal and interest payments
of $7,725.	—	60,225

Total notes payable	—	98,091

Less: current portion	(14,611)	(83,727)

Total Long-Term Debt	$ —	$ 14,364

Maturities of long-term debt are as follows:

2001	$ —
2002	—
2003	—
2004	—
2005	—

Total	$ —

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 10 -	NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

     SFAS No.’s 141 and 142 —In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company’s consolidated financial statements.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed of.” Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the “reporting unit” to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.

     SFAS No. 143 —On August 16, 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,”which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain of loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company’s consolidated financial statements, when it becomes effective, will not be significant.

LASER TECHNOLOGY, INC. AND SUBSIDIARIES Notes to the Consolidated Financial Statements September 30, 2001 and 2000

NOTE 10 -	NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS (continued)

     SFAS No. 141 — On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and , generally, its provisions are to be applied provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121). “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business.”

SFAS 144 develops one accounting model (based on the model in SFAS (121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under “discontinued operations”in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transactions.

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company’s consolidated financial statements, when it becomes effective, will not be significant.

LASER TECHNOLOGY, INC. SCHEDULE I — VALUATION AND QUALIFYING ACCOUNTS Allowance for Doubtful Accounts

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended
September 30, 1999	$ 10,000	$256,277	$ (16,277)	$250,000
Year Ended
September 30, 2000	$250,000	$ 24,551	$(161,881)	$112,670
Year Ended
September 30, 2001	$112,670	$ 43,189	$(100,631)	$ 55,228

