Form 10-K/A
period 2001-09-30
LASER TECHNOLOGY INC
filed 2001-12-31
CIK 889899

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

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

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors
Laser Technology, Inc. and Subsidiaries
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and Subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Technology, Inc. and Subsidiaries at September 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for the years ended September 30, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule attached presents fairly, in all material respects, the information set forth therein.

HJ & Associates, LLC
Salt Lake City, Utah
November 15, 2001

3

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

The accompanying notes are an integral part of these consolidated financial statements. 10

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

