Form 10-Q
period 2001-12-31
LASER TECHNOLOGY INC
filed 2002-02-14
CIK 889899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

At January 31, 2002, 5,710,867 shares of common stock of the Registrant were outstanding.

INDEX

PART I: FINANCIAL INFORMATION

PART II: OTHER INFORMATION

Item 1.	Legal Proceeding	9

Item 2.	Changes in Securities	9

Item 3.	Defaults upon Senior Securities	9

Item 4.	Submission of Matters to a Vote of Security Holders	9

Item 5.	Other Information	9

PART I. FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

LASER TECHNOLOGY, INC.

Consolidated Balance Sheets

ASSETS

	December 31, 2001	September 30, 2001
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$ 2,331,888	$ 1,641,586
Trade accounts receivable, less allowance
for doubtful accounts of $60,429 and $55,228
at December 31, 2001 and September 30, 2001, respectively	1,915,097	2,363,225
Royalties receivable	221,102	443,713
Inventories	4,166,805	4,493,440
Prepaids and other current assets	115,401	186,017
Income tax prepayment	8,406	8,406

Total Current Assets	8,758,699	9,136,387
PROPERTY AND EQUIPMENT, net of accumulated
depreciation and amortization	689,849	788,983

LONG-TERM INVESTMENTS	0	0

OTHER ASSETS	1,051,980	1,068,559

TOTAL ASSETS	$10,500,528	$10,993,929

See accompanying notes to the consolidated financial statements

LASER TECHNOLOGY, INC.

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31, 2001	September 30, 2001
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 441,701	$ 593,271
Accrued expenses	101,922	327,094
Current maturities of long-term debt	8,555	14,611

Total Current Liabilities	552,178	934,976

LONG-TERM DEBT
Long-term debt, less current maturities	0	0

Total Long Term Liabilities	0	0

Total Liabilities	552,178	934,976

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value—shares authorized
2,000,000; shares issued—none	—	—
Common stock, $.01 par value-shares
authorized 25,000,000; shares issued 5,710,867	57,109	57,109
Additional paid-in capital	10,314,226	10,314,226
Treasury stock at cost, 224,650 shares	(194,259)	(194,259)
Retained earnings	(228,726)	(118,123)

Total Stockholders’ Equity	9,948,350	10,058,953

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$ 10,500,528	$ 10,993,929

See accompanying notes to the consolidated financial statements

LASER TECHNOLOGY, INC.

Consolidated Statements of Operations For the Three Months Ended December 31, 2001 and 2000 (Unaudited)

	Three Months Ended December 31
	2001	2000
NET SALES	$ 2,466,079	$ 2,409,642
LESS COST OF GOODS SOLD	1,188,354	1,120,431

Gross Profit	1,277,725	1,289,211

ROYALTY AND LICENSING INCOME	221,710	252,732

TOTAL OPERATING INCOME	1,499,435	1,541,943
OPERATING EXPENSES	1,685,795	1,724,647

INCOME (LOSS) FROM OPERATIONS	(186,360)	(182,704)
OTHER INCOME (EXPENSE), NET	28,487	44,734

INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING ESTIMATE	(157,873)	(137,970)

CHANGES IN ACCOUNTING ESTIMATE (EXPENSE)	(14,945)	0

INCOME (LOSS) BEFORE TAXES ON INCOME	(172,818)	(137,970)

INCOME TAX BENEFIT	(62,214)	(49,669)

NET INCOME (LOSS)	$ (110,604)	$ (88,301)

BASIC EARNINGS (LOSS) PER
COMMON SHARE	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE SHARES
OUTSTANDING	5,710,867	5,417,582

DILUTED EARNINGS (LOSS) PER
COMMON SHARE	$ (0.02)	$ (0.02)

DILUTED AVERAGE SHARES
OUTSTANDING	6,666,067	5,835,248

See accompanying notes to the consolidated financial statements

LASER TECHNOLOGY, INC.

Consolidated Statements of Cash Flows Increase (Decrease) in Cash and Cash Equivalents For the Three Months Ended December 31, 2001 and December 31, 2000 (Unaudited)

	December 31, 2001	December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(110,604)	$(88,301)
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	132,104	148,363
Loss on sale of property and equipment	0	(12,600)
Write down of Patents	14,945	0
Changes in operating assets and liabilities:
Trade accounts receivable	670,739	589,032
Inventories	326,635	(444,684)
Other assets	70,616	(35,734)
Accounts payable and accrued expenses	(376,740)	(367,090)

Net cash provided by (used in) operating activities	727,695	(211,014)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in investments	0	457,470
Proceeds from sale of property and equipment	0	(59,486)
Patent costs paid	(9,088)	(27,720)
Purchases of property and equipment	(22,249)	42,342

Net cash provided by (used in) investing activities	(31,337)	412,606

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on long-term debt and capital leases	(6,056)	(27,765)

Net cash used in financing activities	(6,056)	(27,765)

INCREASE IN CASH AND CASH EQUIVALENTS	690,302	173,827
CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD	1,641,586	585,882

CASH AND CASH EQUIVALENTS AT END
OF PERIOD	$ 2,331,888	$ 759,709

See accompanying notes to the consolidated financial statements

LASER TECHNOLOGY, INC.

Notes to Consolidated Financial Statements (Information for the three months ended December 31, 2001 is unaudited) NOTE 1 —Summary of Significant Accounting Policies

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three month periods ended December 31, 2001 and 2000, (b) the consolidated financial position at December 31, 2001, and (c) the consolidated statements of cash flows for the three month periods ended December 31, 2001 and 2000. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following is provided to reconcile the earnings per share calculation:

	Three Months Ended December 31
	2001	2000
Basic Earnings Per Common Share:
Numerator
Net Income (Loss)	$ (110,604)	$ (88,301)
Denominator
Weighted Average Shares	5,710,867	5,417,582

Per Share Amounts
Basic Earnings (Loss)	$ (0.02)	$ (0.02)

Diluted Earnings Per Common Share:
Numerator
Net Income (Loss)	$ (110,604)	$ (88,301)
Denominator
Weighted Average Shares	5,710,867	5,417,582
Employee & Non Employee
Stock Options	955,200	417,666

	6,666,067	5,835,248
Per Share Amounts
Basic Earnings (Loss)	$ (0.02)	$ (0.02)

c.	Operating Segments

The Company’s primary operating segments for the three months ended December 31, 2001 and 2000 were as follows:

	Traffic Safety	Three Months Ended December 31, 2001 Survey/Mapping	Other	Royalties	Total
Net sales	1,652,523	546,767	266,789		2,466,079
Cost of goods sold	808,125	255,716	124,513		1,188,354
Sales and marketing expenses	491,082	190,487	30,689		712,258
Gross margin (after sales and marketing expenses)	353,316	100,564	111,587		565,467
Royalty and licensing income				221,710	221,710
Total other operating expenses					973,537
Income (loss) from operations					(186,360)
Other income (expense),net					28,487
Changes in accounting estimates					(14,945)
Income (loss) before taxes on income					(172,818)
Taxes on income (benefit)					(62,214)
Net income (loss)					(110,604)
	Traffic Safety	Three Months Ended December 31, 2001 Survey/Mapping	Other	Royalties	Total
Net sales	1,574,586	661,153	173,903		2,409,642
Cost of goods sold	726,353	305,423	88,655		1,120,431
Sales and marketing expenses	532,394	255,620	23,058		811,072
Gross margin (after sales and marketing expenses)	315,839	100,110	62,190		478,139
Royalty and licensing income				252,732	252,732
Total other operating expenses					913,575
Income (loss) from operations					(182,704)
Interest income (expense), net					44,734
Income (loss) before taxes on income					(137,970)
Taxes on income (benefit)					(49,669)
Net income (loss)					(88,301)

d.	Recent Accounting Pronouncements

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

     In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 did not affect our consolidated financial statements. The adoption of SFAS 142 resulted in a write down of patents of $14,945. Accordingly, income before changes in accounting estimates did not change, net income decreased by $14,945, basic earnings per share did not change, diluted earnings per share decreased by $0.01.

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

NOTE 2 —Subsequent Events

Not applicable.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended December 31, 2001 and December 31, 2000

For the three month periods ended December 31, 2001 and 2000, the following table provides the percentage relationship to net sales of principal items in our Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

	Three Months Ended December 31,
	2001	2000
Net sales	100%	100%
Cost of goods sold	48	46

Gross profit	52	54
Royalty and licensing income	9	10

Total operating income	61	64
Operating expenses	68	72

Income from operations	(8)	(8)
Other income, net	1	2

Income before changes in accounting estimates and taxes	(6)	(6)
Tax (benefit) expense	(3)	(2)

Net income	(5)%	(4)%

Revenues

The following sales analysis provides information as to the percentage of net sales of our primary product lines. Revenues realized from sales of less significant revenue producing product lines are classified as “Other” for presentation purposes.

	Three Months Ended December 31,
	2001	2000
Traffic Safety Systems	$1,652,523	$1,574,586
Percentage of revenues	67%	65%
Survey and Mapping Systems	546,767	661,153
Percentage of revenues	22%	27%
Other	266,789	173,903
Percentage of revenues	11%	8%
Total Revenues	$2,466,079	$2,409,642

Total revenues for the first quarter ended December 31, 2001 increased 2% to $2,466,079 from $2,409,642 realized in the first quarter ended December 31, 2000.

Traffic Safety sales during the first quarter ended December 31, 2001 increased 5% to $1,652,523 from $1,574,586 realized in the prior year first quarter. North American sales increased 18% to $938,851 from $796,767 while International sales of Traffic Safety products declined 8% to $713,673 from $777,819. Favorable domestic sales comparisons this year reflected delayed shipments of our new Angle Encoder in last year’s first quarter because of the difficulty in securing certain product components. The decrease in International sales reflects lower demand due to the buying cycle of certain governments and the unanticipated delay in market acceptance of our new MicroDigicam product which was developed to replace our higher cost, lower margin Digicam system.

Sales of our Survey and Mapping products decreased 17% to $546,767 in the quarter ended December 31, 2001 as compared to $661,153 realized in the like period a year earlier. North American sales declined 27% to $295,511 from $405,494. The decline was due primarily to the downturn of the domestic economy which slowed private spending coupled with a reduction in government purchases. International sales decreased 2% to $251,256 from $255,659. International sales remained relatively steady due to continued market acceptance of our products.

International sales comprised 40% of net sales for the quarter ended December 31, 2001 as compared to 43% for the corresponding quarter ended December 31, 2000. Increased market competition, the strong U.S. dollar and regional economic fluctuations had a negative impact on International sales.

Gross profit as a percentage of net sales was 52% for the quarter ended December 31, 2001 compared to 54% for the quarter ended December 31, 2000. A large international contract awarded at volume pricing and a large domestic government sale at lower than normal margins restrained our gross profit. A significant increase in specific component prices also had a negative impact on margins.

Royalty and licensing income from our licensees was $221,710 in the quarter ended December 31, 2001 compared to $252,732 in the quarter ended December 31, 2000, representing a 12% decrease. This decline is attributed to higher sales of lower priced laser rangefinders. Management believes that royalty income related to our licensing agreements will continue to beneficially impact operating results.

Total operating expenses decreased 2% to $1,685,795 for the quarter ended December 31, 2001 from $1,724,647 for the quarter ended December 31, 2000. The decrease in operating expenses is primarily due to lower sales and marketing expenses. Total operating expenses as a percentage of net sales decreased to 68% from 72% for the first quarter fiscal year 2001.

With total sales virtually unchanged, a lower gross profit offset a modest decline in operating expenses. As a result we realized a loss from operations of $186,360 compared to a loss from operations of $182,704 for the quarter ended December 31, 2000. After other income, changes in accounting estimates and income tax, we posted a net loss of $110,604 in the quarter ended December 31, 2001, or a loss of $.02 per share, compared to a net loss of $88,301 in the quarter ended December 31, 2000, or $.02 loss per share.

Liquidity and Capital Resources

Our net working capital at December 31, 2001 was $8,206,521 as compared to working capital of $8,201,411 at September 30, 2001, an increase of $5,110. Current assets exceeded current liabilities by a ratio of 15.9 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 8 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

A reduction in accounts payable and accrued expenses of $376,740 with a net loss of $110,604 were the largest items that required financing. Patent and long term debt costs required an additional $15,144 of funding. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $132,104, and a write down of Patents of $14,945. The operating activities that provided cash were a reduction in inventory of $326,635 and a reduction in accounts receivables of $670,739. The only other item that increased cash was a decrease in prepaid expenses of $70,616.

For the quarter ended December 31, 2001, a net cash decrease of $31,337 from investing activities was due to the purchase of property and equipment of $22,249 and patent costs of $9,088. After expenditures on investing activities and $6,056 on long term debt and capital leases, the increase from operating activities of $727, 695 reflected a net increase in cash and equivalents of $690,302. When added to cash on hand at the beginning of the quarter, total cash and equivalents at December 31, 2001 stood at $2,331,888. Thus, cash and equivalents alone comfortably exceeded total liabilities of $552,178 at the end of the period.

For the three month period ended December 31, 2000, cash used by operating activities was $211,014. Cash was decreased by a net loss of $88,301, an increase in inventory of $444,684 and a decrease in accounts payable and accrued expenses of $367,090. Reductions in accounts receivable of $589,032 increased cash. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $148,363. Cash provided by investing activities totaled $412,606, which reflected a decrease in investments of $457,470, net purchases of property and equipment of $17,144 and patent related costs of $27,720. Cash used in financing activities of $27,765 reduced long-term debt. For the three month period ended December 31, 2000, cash and cash equivalents increased by $173,827. This decrease in investments is primarily related to us beginning to increase inventories to make a transition from turn key purchases to consignment agreements with contract manufacturers. Consignment arrangements with contract manufacturers will allow us to control the procurement of parts and inventory levels providing the ability for delivery of finished products based on a forecasted manufacturing schedule. This will decrease the potential for delayed product to effect customer shipments and future revenues. On November 2, 2000 we made a non cash transaction of $623,625, that was accrued at September 30, 1999, issuing 475,000 shares of common stock in settlement of the Shareholder Derivative and Class Action Suits.

Risk Factors and Cautionary Statements

Forward-looking statements in this report are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Readers are advised that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties including but not limited to, continued acceptance of our products in the marketplace, competitive factors, potential changes in the budgets of federal and state agencies, compliance with current and possible future FDA or environmental regulations, and other risks detailed in our periodic report filings with the SEC.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 8, 2000, we filed a complaint against Nikon, Inc. in U.S. District Court for the District of Colorado (Civ. No. 00-B-272), for selling and using a product infringing one of our patents.

On July 26, 2000, we amended the complaint to include allegations that Nikon’s conduct infringed a second patent obtained by us. On May 24, 2001, we amended the complaint to add allegations that Nikon and Asia Optical Co., Inc. are infringing a third patent issued to us in May 2001. Nikon and Asia Optical have filed an answer and counterclaims, seeking a declaratory judgement that the Defendants did not infringe the patents, that the patents are invalid and unenforceable, and that the Defendants have been damaged by willful and unfounded assertions of infringement by us. The counterclaims do not quantify the damages sought.

Efforts to resolve the matter through court ordered mediation have not been successful. We are vigorously prosecuting the lawsuit, the discovery period has closed, and we are waiting for the Court to set a trial schedule.

Item 2.	Changes in Securities

This Item is not applicable to the Company.

Item 3.	Defaults upon Senior Securities

This Item is not applicable to the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 2001.

Item 5.	Other Information

This Item is not applicable to the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LASER TECHNOLOGY, INC.

7070 South Tucson Way Englewood, Colorado 80112

Date: February 13, 2002	By: /s/ Eric A. Miller —————————————— Eric A. Miller President, Chief Executive Officer and Director

Date: February 13, 2002	By: /s/ Elizabeth A. Hearty —————————————— Elizabeth A. Hearty Chief Executive Officer and Director