Form 10-Q
period 2002-03-31
LASER TECHNOLOGY INC
filed 2002-05-15
CIK 889899

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

At April 29, 2002, 5,710,867 shares of common stock of the Registrant were outstanding.

                                      INDEX
                          PART I: FINANCIAL INFORMATION

                                                                            PAGE

Item 1.       Financial Statements..........................................   2

                    Consolidated Balance Sheets.............................   2
                    Consolidated Statements of Operations...................   4
                    Consolidated Statements of Cash Flows...................   5
                    Notes to Consolidated Financial Statements..............   6

Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................   9

                    Results of Operations...................................   9
                    Liquidity and Capital Resources.........................  11
                    Forward Looking and Cautionary Statements...............  11

Item 3.         Quantitative and Qualitative Disclosures About Market Risk..  11



                           PART II: OTHER INFORMATION

Item 1.       Legal Proceedings.............................................  12

Item 2.       Changes in Securities and Use of Proceeds.....................  12

Item 3.       Defaults upon Senior Securities...............................  12

Item 4.       Submission of Matters to a Vote of Security Holders...........  12

Item 5.       Other Information.............................................  13

Item 6.       Exhibits and Reports on Form 8-K..............................  13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                                     ASSETS

                                                                      March 31,   September 30,
                                                                        2002          2001
                                                                     -----------   -----------

                                                                     (Unaudited)
CURRENT ASSETS
          Cash and cash equivalents                                  $ 2,848,437   $ 1,641,586
          Trade accounts receivable, less allowance
            for doubtful accounts of $66,235 and $55,228
            at March 31, 2002 and September 30, 2001, respectively     1,607,179     2,363,225
          Royalties receivable                                           123,220       443,713
          Inventories                                                  3,620,603     4,493,440
          Prepaids and other current assets                              113,591       186,017
          Income tax prepayment                                          284,666         8,406
                                                                     -----------   -----------

                                   Total Current Assets                8,597,696     9,136,387

PROPERTY AND EQUIPMENT, net of accumulated
          depreciation                                                   599,877       788,983
                                                                     -----------   -----------


OTHER ASSETS                                                           1,042,760     1,068,559
                                                                     -----------   -----------

                   TOTAL ASSETS                                      $10,240,333   $10,993,929
                                                                     -----------   -----------


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 March 31,     September 30,
                                                                   2002            2001
                                                               ------------    ------------

                                                               (Unaudited)
CURRENT LIABILITIES
          Accounts payable                                     $    377,652    $    593,271
          Accrued expenses                                          240,624         327,094
          Current maturities of long-term debt                        2,400          14,611
                                                               ------------    ------------
                   Total Current Liabilities                        620,676         934,976
                                                               ------------    ------------


STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value--shares authorized
          2,000,000; shares issued--none                                 --              --
          Common stock, $.01 par value-shares
            authorized 25,000,000; shares issued 5,710,867           57,109          57,109
          Additional paid-in capital                             10,314,226      10,314,226
          Treasury stock at cost, 224,650 shares                   (194,259)       (194,259)
          Retained earnings (Deficit)                              (557,419)       (118,123)
                                                               ------------    ------------
                   Total Stockholders' Equity                     9,619,657      10,058,953
                                                               ------------    ------------

                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                      $ 10,240,333    $ 10,993,929
                                                               ------------    ------------

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                       For the Three and Six Months Ended
                             March 31, 2002 and 2001
                                   (Unaudited)

                                                          Three Months Ended           Six Months Ended
                                                              March 31,                    March 31,
                                                              ---------                    ---------

                                                          2002          2001           2002          2001
                                                      -----------    -----------   -----------    -----------
NET SALES                                             $ 2,234,728    $ 3,060,393   $ 4,700,807    $ 5,470,035
LESS COST OF GOODS SOLD                                 1,209,949      1,488,591     2,398,303      2,609,022
                                                      -----------    -----------   -----------    -----------

          Gross Margin                                  1,024,779      1,571,802     2,302,504      2,861,013

ROYALTY AND LICENSING INCOME                              124,178        137,144       345,888        389,876
                                                      -----------    -----------   -----------    -----------

TOTAL OPERATING INCOME                                  1,148,957      1,708,946     2,648,392      3,250,889

OPERATING EXPENSES                                      1,684,477      1,677,199     3,370,272      3,401,845
                                                      -----------    -----------   -----------    -----------

INCOME (LOSS) FROM OPERATIONS                            (535,520)        31,747      (721,880)      (150,956)

OTHER INCOME (EXPENSE), NET                                21,938         21,749        50,426         66,483
                                                      -----------    -----------   -----------    -----------


INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING ESTIMATE      (513,582)        53,496      (671,454)       (84,473)

CHANGES IN ACCOUNTING ESTIMATE INCOME/(EXPENSE)                --             --       (14,945)            --
                                                      -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE TAXES ON INCOME                     (513,582)        53,496      (686,399)       (84,473)

 TAXES ON INCOME (BENEFIT)                               (184,890)         8,289      (247,104)       (41,380)
                                                      -----------    -----------   -----------    -----------

NET INCOME (LOSS)                                     $  (328,692)   $    45,207   $  (439,295)   $   (43,093)
                                                      ===========    ===========   ===========    ===========


BASIC EARNINGS (LOSS) PER
 COMMON SHARE                                         $     (0.06)   $      0.01   $     (0.08)   $     (0.01)
                                                      ===========    ===========   ===========    ===========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                                           5,710,867      5,486,220     5,710,867      5,486,220
                                                      ===========    ===========   ===========    ===========


DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                                         $     (0.05)   $      0.01   $     (0.07)   $     (0.01)
                                                      ===========    ===========   ===========    ===========


DILUTED AVERAGE SHARES
 OUTSTANDING                                            6,664,067      6,291,220     6,664,067      6,291,220
                                                      ===========    ===========   ===========    ===========


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows
                     For the Six Months Ended March 31, 2002
                               and March 31, 2001
                                   (Unaudited)

                                                      March 31,      March 31,
                                                        2002           2001
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $  (439,295)   $   (43,093)
Adjustments to reconcile net loss to net cash
 provided (used) by operating activities:
   Depreciation and amortization                         262,797        298,155
   Write down of patent                                   14,945             --

Changes in operating assets and liabilities:
   Trade accounts receivable                           1,076,539        103,818
   Inventories                                           872,837       (918,062)
   Other assets                                         (203,835)      (125,417)
   Accounts payable and accrued expenses                (302,088)       (23,207)
                                                     -----------    -----------

Net cash provided by (used in) operating activities    1,281,900       (707,806)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in investments                         --      2,159,648
   Patent costs paid                                     (10,589)       (82,246)
   Purchases of property and equipment                   (52,248)       (73,772)
                                                     -----------    -----------

Net cash provided by (used in) investing activities      (62,837)     2,003,630
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases         (12,212)       (56,051)
                                                     -----------    -----------

Net cash used in financing activities                    (12,212)       (56,051)
                                                     -----------    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                  1,206,851      1,239,773

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                           1,641,586        585,882
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                         $ 2,848,437    $ 1,825,655
                                                     ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid for interest                           $       372    $     2,095
                                                     -----------    -----------

    Cash paid for Income Taxes                       $    50,000    $         0
                                                     -----------    -----------


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.


                   Notes to Consolidated Financial Statements

(Information for the three and six months ended March 31, 2002 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the six month and three month periods ended March 31, 2002 and 2001, (b) the consolidated financial position at March 31, 2002, and (c) the consolidated statements of cash flows for the six month periods ended March 31, 2002 and 2001. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following is provided to reconcile the earnings per share calculation:

                                             Three Months Ended           Six Months Ended
                                                 March 31,                    March 31,
                                                 ---------                    ---------

                                            2002           2001          2002           2001
                                         -----------    -----------   -----------    -----------
Basic Earnings Per Common Share:
Numerator
     Net Income (Loss)                   $  (328,692)   $    45,207   $  (439,295)   $   (43,093)
Denominator
     Weighted Average Shares               5,710,867      5,486,220     5,710,867      5,486,220
                                         -----------    -----------   -----------    -----------

Per Share Amounts
     Basic Earnings (Loss)               $     (0.06)   $      0.01   $     (0.08)   $     (0.01)
                                         ===========    ===========   ===========    ===========

Diluted Earnings Per Common Share:
Numerator
     Net Income (Loss)                   $  (328,692)   $    45,207   $  (439,295)   $   (43,093)
Denominator
     Weighted Average Shares               5,710,867      5,486,220     5,710,867      5,486,220
     Employee & Director Stock Options       953,200        805,000       953,200        805,000
                                         -----------    -----------   -----------    -----------

                                           6,664,067      6,291,220     6,664,067      6,291,220
Per Share Amounts
     Basic Earnings (Loss)               $     (0.05)   $      0.01   $     (0.07)   $     (0.01)
                                         ===========    ===========   ===========    ===========

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

c.    Operating Segments

The Company's primary operating segments for the three and six months ended March 31, 2002 and 2001 were as follows:

                                                                Three Months Ended
                                                                  March 31, 2002
                                                                  --------------
                                      Traffic Safety  Survey/Mapping      Other       Royalties       Total
                                      --------------  --------------      -----       ---------       -----

Net sales ..........................   $  1,442,330    $    661,697   $    130,701                $  2,234,728
Cost of goods sold .................        767,141         349,574         93,234                   1,209,949
Sales and marketing expenses .......        462,022         226,396         16,098                     704,516
Gross margin (after sales and
  marketing expenses) ..............        213,167          85,727         21,369                     320,263
Royalty and licensing income .......                                                    124,178        124,178
Total other operating expenses .....                                                                   979,961
Income (loss) from operations ......                                                                  (535,520)
Other income (expense), net ........                                                                    21,938
Income (loss) before taxes on income                                                                  (513,582)
Taxes on income (benefit) ..........                                                                  (184,890)
Net income (loss) ..................                                                              $   (328,692)

                                                                  Three Months Ended
                                                                    March 31, 2001
                                                                    --------------
                                      Traffic Safety  Survey/Mapping      Other       Royalties       Total
                                      --------------  --------------      -----       ---------       -----

Net sales ..........................   $  1,838,619    $    966,794   $    254,980               $  3,060,393
Cost of goods sold .................        867,050         461,879        159,662                  1,488,591
Sales and marketing expenses .......        482,561         289,718         26,215                    798,494
Gross margin (after sales and
  marketing expenses) ..............        489,008         215,197         69,103                    773,308
Royalty and licensing income .......                                                   137,144        137,144
Total other operating expenses .....                                                                  878,705
Income (loss) from operations ......                                                                   31,747
Other income (expense), net ........                                                                   21,749
Income (loss) before taxes on income                                                                   53,496
Taxes on income (benefit) ..........                                                                    8,289
Net income (loss) ..................                                                             $     45,207

                                                            Six Months Ended
                                                             March 31, 2002
                                                             --------------

                                      Traffic Safety  Survey/Mapping      Other       Royalties       Total
                                      --------------  --------------      -----       ---------       -----

Net sales ..........................   $  3,094,853    $  1,208,463   $    397,491                $  4,700,807
Cost of goods sold .................      1,575,266         605,290        217,747                   2,398,303
Sales and marketing expenses .......        953,104         416,882         46,788                   1,416,774
Gross margin (after sales and
  marketing expenses) ..............        566,483         186,291        132,956                     885,730
Royalty and licensing income .......                                                   345,888         345,888
Total other operating expenses .....                                                                 1,953,498
Income (loss) from operations ......                                                                  (721,880)
Other income (expense), net ........                                                                    50,426
Income (loss) before changes
  in accounting estimate ...........                                                                  (671,454)
Changes in accounting estimate .....                                                                   (14,945)
Taxes on income (benefit) ..........                                                                  (247,104)
Net income (loss) ..................                                                              $   (439,295)

                                                                   Six Months Ended
                                                                    March 31, 2001
                                                                    --------------
                                      Traffic Safety  Survey/Mapping      Other       Royalties       Total
                                      --------------  --------------      -----       ---------       -----

Net sales ..........................   $  3,413,205    $  1,627,947   $    428,883                $  5,470,035
Cost of goods sold .................      1,599,196         765,159        244,667                   2,609,022
Sales and marketing expenses .......      1,014,955         545,338         49,273                   1,609,566
Gross margin (after sales and
  marketing expenses) ..............        799,054         317,450        134,943                   1,251,447
Royalty and licensing income .......                                                   389,876         389,876
Total other operating expenses .....                                                                 1,792,279
Income (loss) from operations ......                                                                  (150,956)
Other income (expense), net ........                                                                    66,483
Income (loss) before taxes on income                                                                   (84,473)
Taxes on income (benefit) ..........                                                                   (41,380)
Net income (loss) ..................                                                              $    (43,093)

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

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

      In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 did not affect our consolidated financial statements. The adoption of SFAS 142 resulted in a write down of patents of $14,945. Accordingly, income before changes in accounting estimates did not change, net income decreased by $14,945, basic earnings per share did not change, and diluted earnings per share decreased by $0.01.

      On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Six Months Ended March 31, 2002 and March 31, 2001

For the three and six months ended March 31, 2002 and 2001, the following table provides the percentage relationship to net sales of principal items in our Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                        Three Months Ended             Six Months Ended
                                             March 31,                     March 31,
                                             ---------                     ---------
                                       2002            2001           2002            2001
                                       ----            ----           ----            ----
Net sales                               100%            100%           100%            100%
Cost of goods sold                       54              49             51              48
                                       ----            ----           ----            ----

Gross profit                             46              51             49              52

Royalty and licensing income              6               4              7               7
                                       ----            ----           ----            ----

Total operating income                   51              56             56              59
Operating expenses                       75              55             71              62
                                       ----            ----           ----            ----

Income from operations                  (24)              1            (15)             (3)
Other income, net                         1               1              1               1
                                       ----            ----           ----            ----

Income before taxes on income           (23)              2            (14)             (2)
Tax (benefit) expense                    (8)              0             (5)             (1)
                                                                                      ----

Net income                              (15)%             1%            (9)%            (1)%
                                       ----            ====           ----            ====

Revenues

The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                Three Months Ended               Six Month Ended
                                    March 31,                       March 31,
                                    ---------                       ---------
                                2002            2001            2002            2001
                                ----            ----            ----            ----
Traffic Safety Systems       $  1,442,330    $  1,838,619    $  3,094,853    $  3,413,205
Percentage of revenues                 65%             60%             66%             62%

Survey and Mapping Systems        661,697         966,794       1,208,463       1,627,947
Percentage of revenues                 29%             32%             26%             30%

Other                             130,701         254,980         397,491         428,883
Percentage of revenues                  6%              8%              8%              8%

      Total Revenues         $  2,234,728    $  3,060,393    $  4,700,807    $  5,470,035
                             ------------    ============    ------------    ============

Comparison of Three-Months Ended March 31, 2002 and the Three-Months Ended March 31, 2001

Net sales during the second quarter of fiscal 2002, which ended March 31, 2002, declined 27% from the same period a year earlier, to $2,234,728 from $3,060,393.

Traffic Safety revenues during the second quarter fell 22% to $1,442,330, from $1,838,619 a year ago. North America accounted for 67% of sales while International sales totaled 33%. Traffic Safety product sales in North American markets rose 2% to $966,409 from $947,043, while International sales of Traffic Safety products declined 47% to $475,921 from $891,576.This decrease reflected continued competitive pricing in overseas markets, and cautionary spending for capital items by various government agencies.

Sales of our Survey and Mapping products decreased 32% to $661,697 in 2002 as compared to $966,794 in 2001. North American sales and International sales comprised 70% and 30%, respectively of the total during the quarter ended March 31, 2002. North American sales declined 31% to $465,484 from $674,108.Continued uncertainty about the economy slowed private spending while purchases by government agencies were hindered by reallocated budgets. International sales decreased by 33%, to $196,212 from $292,686 as customers postponed discretionary purchases of capital items.

Of total revenue, North American sales accounted for 70% and International sales 30%. We expect International sales to continue to account for a significant portion of overall volume.

Gross margins narrowed to 46% of sales in the second quarter versus 51% in the second quarter a year ago. Although average selling prices for the majority of products held at or above last year's levels, higher labor content in cost of goods sold reduced gross margins. Management is continually evaluating our manufacturing processes to identify areas for potential efficiency improvements.

Royalty and licensing income which is based on a percentage of sales from our licensee was $124,178 in the second quarter of 2002 as compared to $137,144 in 2001. This 9.5% decrease represents higher sales of lower cost units.

Total operating income fell 33%, to $1,148,957 from $1,708,946 as a result of narrower gross margins and lower royalty and licensing income.

Total operating expenses remained virtually unchanged at $1,684,477 from $1,677,199 for the comparable 2001 period. After other income of $21,938, the company posted a pretax loss of $513,582 for the March 31,2002 quarter, as against a profit of $53,496 a year earlier. The net loss after tax benefit amounted to $328,692, or $0.06 per share, versus a profit of $45,207 or $0.01 per share a year ago.

Comparison of Six-Months Ended March 31, 2002 and the Six-Months Ended March 31, 2001

Net sales for the first six months of 2002 were $4,700,807 compared to $5,470,035 during the first six months of 2001 representing a 14% decrease in sales from the previous year. Traffic Safety sales decreased 9% during the first six months of 2002 to $3,094,853 compared to $3,413,205 a year earlier. North American sales increased 9% to $1,905,259 from $1,741,541. This gain was more than offset by a 29% decline in International sales to $1,189,594 from $1,671,664. A continued competitive price environment in overseas markets coupled with a pause in the buying cycle of various government agencies restrained International sales. On a year to year basis, the Company's Survey and Mapping sales have decreased 26% to $1,208,463 for the first six months of 2002 compared to $1,627,947 realized in the comparable 2001 period. North American sales were down 30% to $760,995 from $1,079,602. Lower demand persisted in both the private and government sectors. International sales were reduced by 18% to $447,468 from $548,345 in the first six months of fiscal 2002 when compared with the first half of 2001. Continued price competition from foreign manufactured products and lower demand caused by more cautionary spending on the part of customers contributed to the decline.

International sales comprised 35% of net sales during the first six months of 2002 as compared to 41% for the corresponding 2001 period. The decline was due to increased market competition, the strong U.S. dollar and regional economic fluctuations. Foreign sales of the Company's products are expected to continue to comprise a significant portion of the Company's revenues.

Gross profit as a percentage of net sales declined to 49% from 52% for the first six months of 2002 as compared to the prior year. Lower sales volumes coupled with increased labor content negatively impacted our gross margin.

On a year to year basis, royalties, primarily related to the Company's licensing agreement with Bushnell, decreased 11% to $345,888 for the first six months of 2002 from $389,876 realized in 2001.

Total operating expenses decreased approximately 1% to $3,370,272 for the first six months of 2002 from $3,401,845 for the first six months of 2001. As a percentage of net sales, total operating expenses increased to 72% for the first six months of 2002 from 62% for the first six months of 2001 reflecting lower sales volumes. Net loss increased to $439,295, from a loss of $43,093 a year ago, or a net loss of $0.08 a basic share compared to $0.01 the prior year.

Liquidity and Capital Resources

Our net working capital at March 31, 2002 was $7,977,020 as compared to working capital of $8,201,411 at September 30, 2001, a decrease of $224,391. Current assets exceeded current liabilities by a ratio of 13.8 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 7 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

A reduction in accounts payable and accrued expenses of $302,088 with a net loss of $439,295 were the largest items that required funding. Patent, fixed asset and long term debt costs required additional $75,049 of cash out flows. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $262,797, and a write down of Patents of $14,945. The operating activities that provided cash were a reduction of inventory of $872,837 and a reduction in accounts receivables of $1,076,539. The other material item that decreased cash was an increase in prepaid expenses of $203,835.

For the six months ended March 31, 2002, a net cash decrease of $62,837 from investing activities was due to the purchase of property and equipment of $52,248 and patent costs of $10,589. After repayments of $12,212 on long term debt and capital leases, the increase from operating activities of $1,281,900 produced a net increase in cash and equivalents of $1,206,851. When added to cash on hand at the beginning of the fiscal year, total cash and equivalents at March 31, 2002 stood at $2,848,437. Thus, cash and equivalents alone exceeded total liabilities by $2,227,761 at the end of the period.

At March 31, 2001, the Company had working capital of $7,640,649 compared to $6,918,219 at September 30, 2000. Current assets exceeded current liabilities by a ratio of 7.8 to 1. Furthermore, the acid test ratio was in excess of 3.8 to 1.

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

Forward-Looking and Cautionary Statements

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

This Item is not applicable.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 8, 2000, we filed a complaint against Nikon, Inc. in U.S. District Court for the District of Colorado (Civ. No. 00-B-272), for selling and using a product infringing one of our patents.

On July 26, 2000, we amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by us. On May 24, 2001, we amended the complaint to add allegations that Nikon and Asia Optical Co, Inc. are infringing a third patent issued to us in May 2001. Nikon and Asia Optical have filed an answer and counterclaims, seeking a declaratory judgment that the Defendants did not infringe the patents, that the patents are invalid and unenforceable, and that the Defendants have been damaged by willful and unfounded assertions of infringement by us. The counterclaims do not quantify the damages sought.

Efforts to resolve the matter through court ordered mediation have not been successful. We are vigorously prosecuting the lawsuit. The discovery period has closed, and both parties have submitted briefs to the Court in support of their proposed claim constructions. A hearing is scheduled in July, 2002.

In March 2002, Bushnell Performance Optics of Overland Park, Kansas filed a lawsuit against us in the District Court of Johnson County, Kansas (Case No. 02 CV 1498). The lawsuit alleges breach of contract and unauthorized surcharges on a certain technical component. Bushnell is asking for $350,000 in damages. We have filed with the Court an answer containing several counterclaims whereby we allege, among other claims, a breach of contract by Bushnell, fraud and defamation, and also ask for an injunction against Bushnell. Parties are in the initial phase of the discovery process. Management believes Bushnell's suit is without merit and that we will prevail in any potential proceeding. Notwithstanding the lawsuit, we continue to conduct business with Bushnell under the terms of our current contract.

Item 2. Changes in Securities and Use of Proceeds

This Item is not applicable.


Item 3. Defaults upon Senior Securities

This Item is not applicable.


Item 4. Submission of Matters to a Vote of Security Holders

      On March 7, 2002, pursuant to proper notice to stockholders, the Company held its annual meeting of stockholders at the corporate offices located at 7070 South Tuscon Way, Englewood, Colorado, 80112. At the meeting, the following directors were elected by the indicated vote to serve as directors until the next annual meeting of stockholders or until their successors are elected and qualified:

         Nominee                            For                   Withheld
         -------                            ----                  --------
         Eric A. Miller                  4,685,645                  60,039
         Jeremy G. Dunne                 4,685,645                  60,039
         H. Deworth Williams             4,683,745                  61,939
         Walter R. Keay                  4,688,945                  56,739
         Edward F. Cowle                 4,692,645                  53,039
         William P. Behrens              4,690,645                  55,039
         Nicholas J. Cooney              4,692,645                  53,039


In addition the stockholders also ratified the appointment of HJ Associates, LLC as independent auditors for the Company's fiscal year ending September 30, 2002 by a vote of 4,687,779 for, 52,771 against, and 5,134 abstaining.

Item 5. Other Information

In April 2002 we signed an agreement with MPH Industries Inc., a subsidiary of MPD, Inc., to distribute their radar speed measurement products in 20 states across the United States. Current customers and prospects should welcome this agreement as it broadens Laser Technology, Inc.'s ability to offer additional speed enforcement solutions. LTI developed and introduced the first commercial speed measurement laser into the market, while MPH Industries is one of the more technologically advanced traffic radar companies in the country. Both companies have played a major role in establishing initial judicial precedence for their respective technologies.

Laser and radar measurement technology each have their place in the speed enforcement market. When using radar an officer can measure a vehicle's speed while in a moving vehicle. Laser speed measurements are taken from a stationary position but offer pinpoint targeting and positive vehicle identification within dense traffic. These additional product offerings will allow us to better leverage our domestic traffic direct sales force.

Item 6. Exhibits and Reports on Form 8-K

      b.    Reports on Form 8-K

            No reports on Form 8-K filed during period

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LASER TECHNOLOGY, INC.


Date: May 14, 2001                     By     /s/ Elizabeth Hearty
------------------                            --------------------

                                          Elizabeth Hearty
                                          Corporate Secretary and Controller

Date: May 14, 2001                     By     /s/ Eric A Miller
------------------                            --------------------

                                          Eric A. Miller
                                          President and Chief Executive Officer