Form 10-Q
period 2002-06-30
LASER TECHNOLOGY INC
filed 2002-08-14
CIK 889899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

At June 30, 2002, 5,710,867 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          PART I:  FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1. Financial Statements.............................................    2

            Consolidated Balance Sheets..................................    2
            Consolidated Statements of Operations........................    4
            Consolidated Statements of Cash Flows........................    5
            Notes to Consolidated Financial Statements...................    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    10

            Results of Operations........................................    10
            Liquidity and Capital Resources..............................    12
            Forward Looking and Cautionary Statements....................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......    12

                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings................................................    13

Item 2. Changes in Securities and Use of Proceeds........................    13

Item 3. Defaults upon Senior Securities..................................    13

Item 4. Submission of Matters to a Vote of Security Holders..............    13

Item 5. Other Information................................................    13

Item 6. Exhibits and Reports on Form 8-K.................................    13

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                                     ASSETS

                                                                       June 30,    September 30,
                                                                         2002          2001
                                                                         ----          ----
                                                                     (Unaudited)
CURRENT ASSETS
         Cash and cash equivalents                                   $ 3,260,500    $ 1,641,586
         Trade accounts receivable, less allowance
            for doubtful accounts of $55,392 and $55,228
            at June 30, 2002 and September 30, 2001, respectively      1,784,452      2,363,225
         Royalties receivable                                                  0        443,713
         Inventories                                                   3,297,195      4,493,440
         Prepaids and other current assets                                79,293        186,017
         Income tax prepayment                                           361,731          8,406
                                                                     -----------    -----------

                   Total Current Assets                                8,783,171      9,136,387
                                                                     -----------    -----------

PROPERTY AND EQUIPMENT, net of accumulated
         depreciation and amortization                                   581,217        788,983
                                                                     -----------    -----------

OTHER ASSETS                                                           1,041,531      1,068,559
                                                                     -----------    -----------

                   TOTAL ASSETS                                      $10,405,919    $10,993,929
                                                                     ===========    ===========


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,       September 30,
                                                                   2002             2001
                                                                   ----             ----

                                                               (Unaudited)
CURRENT LIABILITIES
         Accounts payable                                      $    648,582     $    593,271
         Accrued expenses                                           226,460          327,094
         Current maturities of long-term debt                             0           14,611
                                                               ------------     ------------

                   Total Current Liabilities                        875,042          934,976
                                                               ------------     ------------

                   Total Liabilities                                875,042          934,976
                                                               ------------     ------------

STOCKHOLDERS' EQUITY
         Preferred stock, $.01 par value--shares authorized
         2,000,000; shares issued--none                                  --               --
         Common stock, $.01 par value-shares
           authorized 25,000,000; shares issued 5,710,867            57,109           57,109
         Additional paid-in capital                              10,314,226       10,314,226
         Treasury stock at cost, 224,650 shares                    (194,259)        (194,259)
         Retained earnings                                         (646,199)        (118,123)
                                                               ------------     ------------

                   Total Stockholders' Equity                     9,530,877       10,058.953
                                                               ------------     ------------

                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                      $ 10,405,919     $ 10,993,929
                                                               ============     ============


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                             June 30, 2002 and 2001
                                   (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                                 June 30,                       June 30,
                                                 --------                       --------

                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
NET SALES                               $ 2,714,487     $3,312,326    $ 7,415,294     $8,782,360
LESS COST OF GOODS SOLD                   1,274,831      1,467,170      3,673,134      4,076,191
                                        -----------     ----------    -----------     ----------

        Gross Margin                      1,439,656      1,845,156      3,742,160      4,706,169

ROYALTY AND LICENSING INCOME                175,353        199,075        521,241        588,951
                                        -----------     ----------    -----------     ----------

TOTAL OPERATING INCOME                    1,615,009      2,044,231      4,263,401      5,295,120

OPERATING EXPENSES                        1,776,588      1,730,165      5,146,859      5,132,011
                                        -----------     ----------    -----------     ----------

INCOME (LOSS) FROM OPERATIONS              (161,579)       314,066       (883,458)       163,109

OTHER INCOME (EXPENSE), NET                  22,859         61,764         73,284        128,247
                                        -----------     ----------    -----------     ----------

INCOME (LOSS) BEFORE CHANGES IN
   ACCOUNTING ESTIMATE                     (138,720)       375,830       (810,174)       291,356

CHANGES IN ACCOUNTING ESTIMATE
   INCOME/(EXPENSE)                              --             --        (14,945)            --
   (see note 1d)                        -----------     ----------    -----------     ----------

INCOME (LOSS) BEFORE TAXES ON INCOME       (138,720)       375,830       (825,119)       291,356
  TAXES ON INCOME (BENEFIT)                 (49,939)       135,299       (297,043)        93,919
                                        -----------     ----------    -----------     ----------
NET INCOME(LOSS)                        $   (88,781)    $  240,531    $  (528,076)    $  197,437
                                        ===========     ==========    ===========     ==========

BASIC EARNINGS PER
  COMMON SHARE                          $     (0.02)    $     0.04    $     (0.09)    $     0.04
                                        ===========     ==========    ===========     ==========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                             5,710,867      5,486,220      5,710,867      5,463,061
                                        ===========     ==========    ===========     ==========


DILUTED EARNINGS PER
  COMMON SHARE                          $     (0.02)    $     0.04    $     (0.09)    $     0.03
                                        ===========     ==========    ===========     ==========


DILUTED AVERAGE SHARES
  OUTSTANDING                             6,658,167      6,442,820      6,658,167      6,419,661
                                        ===========     ==========    ===========     ==========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents
                     For the Nine Months Ended June 30, 2002
                                and June 30, 2001
                                   (Unaudited)

                                                              June 30,         June 30,
                                                                2002             2001
                                                                ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                           $  (528,076)     $   197,437
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                                375,115          442,530
   Write down of patent                                          14,945
   Loss on sale of property and equipment                         4,416            2,123

Changes in operating assets and liabilities:
   Accounts receivable and Royalties receivable               1,022,486          193,713
   Inventories                                                1,196,245       (1,341,507)
   Prepaids and other current assets                           (246,601)         (90,014)
   Accounts payable and accrued expenses                        (45,323)         (16,327)
                                                            -----------      -----------

Net cash provided by (used in) operating activities           1,793,207         (612,045)
                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   (Increase) decrease in investments                                 0        2,159,997
   Proceeds from sale of property and equipment                       0           (8,500)
   Patent costs paid                                            (49,606)        (103,991)
   Purchases of property and equipment                         (110,076)        (134,139)
                                                            -----------      -----------

Net cash provided by (used in) investing activities            (159,682)       1,913,367
                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                (14,611)         (77,524)
                                                            -----------      -----------

Net cash provided by (used in) financing activities             (14,611)         (77,524)
                                                            -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                         1,618,914        1,223,798

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                  1,641,586          585,882
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                $ 3,260,500      $ 1,809,680
                                                            ===========      ===========


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

  (Information for the three and nine months ended June 30, 2002 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the nine month and three month periods ended June 30, 2002 and 2001, (b) the consolidated financial position at June 30, 2002, and (c) the consolidated statements of cash flows for the nine month periods ended June 30, 2002 and 2001. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2001. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

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

The following is provided to reconcile the earnings per share calculation:

                                          Three Months Ended              Nine Months Ended
                                               June 30,                       June 30,
                                               --------                       --------
                                         2002            2001           2002             2001
                                         ----            ----           ----             ----
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                $   (88,781)     $  240,531     $  (528,076)     $  197,437
Denominator
    Weighted Average Shares            5,710,867       5,486,220       5,710,867       5,463,061
                                     -----------      ----------     -----------      ----------

Per Share Amounts

                                            Three Months Ended              Nine Months Ended
                                                 June 30,                        June 30,
                                                 --------                        --------

                                           2002            2001            2002            2001
                                           ----            ----            ----            ----
    Basic Earnings                     $     (0.02)     $     0.04     $     (0.09)     $     0.04
                                       ===========      ==========     ===========      ==========

Diluted Earnings Per Common Share:
Numerator
    Net Income (Loss)                  $   (88,781)     $  240,531     $  (528,076)     $  197,437
Denominator
    Weighted Average Shares              5,710,867       5,486,220       5,710,867       5,463,061
    Employee Stock Options                 947,300         956,600         947,300         956,600
                                       -----------      ----------     -----------      ----------

                                         6,658,167       6,442,820       6,658,167       6,419,661
Per Share Amounts
    Basic Earnings                     $     (0.02)     $     0.04     $     (0.09)     $     0.03
                                       ===========      ==========     ===========      ==========

c. Operating Segments

      The Company's primary operating segments for the three and nine months ended June 30, 2002 and 2001 were as follows:

                                                                                    Three Months Ended
                                                                                       June 30, 2002
                                                                                       -------------

                                                       Traffic Safety    Survey/Mapping     Other      Royalties      Total
                                                       --------------    --------------   --------     ---------   -----------
Net sales .......................................       $ 1,973,247        $456,493       $284,747                 $2,714,487
Cost of goods sold ..............................           942,540         198,907        133,384                  1,274,831
Sales and marketing expenses ....................           538,962         174,727         29,794                    743,483
Gross margin (after sales and marketing expenses)           491,745          82,859        121,569                    696,173
Royalty and licensing income ....................                                                       175,353       175,353
Total other operating expenses ..................                                                                   1,033,105
Income from operations ..........................                                                                    (161,579)
Other income (expense), net .....................                                                                      22,859
Income  before taxes on income (loss) ...........                                                                    (138,720)
Taxes on income.(benefit) .......................                                                                     (49,939)
Net income (loss) ...............................                                                                  $  (88,781)


                                                                                    Three Months Ended
                                                                                       June 30, 2001
                                                                                       -------------

                                                       Traffic Safety    Survey/Mapping     Other      Royalties      Total
                                                       --------------    --------------   --------     ---------   ----------
Net sales .......................................       $ 1,950,710        $958,569       $403,047                 $3,312,326
Cost of goods sold ..............................           872,550         431,684        162,934                  1,467,168
Sales and marketing expenses ....................           489,508         291,821         38,653                    819,982
Gross margin (after sales and marketing expenses)           588,652         235,064        201,460                  1,025,176
Royalty and licensing income ....................                                                       199,075       199,075
Total other operating expenses ..................                                                                     910,185
Income from operations ..........................                                                                     314,066
Other income (expense), net .....................                                                                      61,764
Income  before taxes on income ..................                                                                     375,830
Taxes on income .................................                                                                     135,299
Net income ......................................                                                                  $  240,531

                                                                                       Nine Months Ended
                                                                                         June 30, 2002
                                                                                         -------------

                                                       Traffic Safety    Survey/Mapping       Other         Royalties       Total
                                                       --------------    --------------     --------        ---------    ----------
Net sales .......................................       $ 5,068,100        $1,664,957       $682,237                     $7,415,294
Cost of goods sold ..............................         2,517,807           804,197        351,130                      3,673,134
Sales and marketing expenses ....................         1,492,066           591,609         76,582                      2,160,257
Gross margin (after sales and marketing expenses)         1,058,227           269,151        254,525                      1,581,903
Royalty and licensing income ....................                                                            521,241        521,241
Total other operating expenses ..................                                                                         2,986,602
Income from operations ..........................                                                                          (883,458)
Other income (expense), net .....................                                                                            73,284
Income before taxes on income (loss) ............                                                                          (810,174)
Changes in Accounting Estimate(expense) .........                                                                           (14,945)
Taxes on income (benefit) .......................                                                                          (297,043)
Net income (loss) ...............................                                                                        $ (528,076)


                                                                                       Nine Months Ended
                                                                                         June 30, 2001
                                                                                         -------------

                                                      Traffic Safety     Survey/Mapping       Other      Royalties          Total
                                                      --------------     --------------     --------     ---------       ----------
Net sales .......................................       $5,363,916         $2,586,515       $831,929                     $8,782,360
Cost of goods sold ..............................        2,443,579          1,195,351        437,260                      4,076,190
Sales and marketing expenses ....................        1,509,002            840,928         79,618                      2,429,548
Gross margin (after sales and marketing expenses)        1,411,335            550,237        315,050                      2,276,622
Royalty and licensing income ....................                                                         588,951           588,951
Total other operating expenses ..................                                                                         2,702,464
Income from operations ..........................                                                                           163,109
Other income (expense), net .....................                                                                           128,247
Income before taxes on income ...................                                                                           291,356
Taxes on income (benefit) .......................                                                                            93,919
Net income ......................................                                                                        $  197,437


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

      In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria that intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. We adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 did not affect our consolidated financial statements. The adoption of SFAS 142 resulted in a write down of patents of $14,945. Accordingly, income before changes in accounting estimates did not change, net income decreased by $14,945, basic earnings per share did not change, and diluted earnings per share did not change.

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

                                     ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended June 30, 2002 and June 30, 2001

For the three and nine months ended June 30, 2002 and 2001, the following table provides the percentage relationship to net sales of principal items in the Company's Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                Three Months Ended                     Nine Months Ended
                                                     June 30,                               June 30,
                                                     --------                               --------

                                             2002               2001                2002               2001
                                             ----               ----                ----               ----
Net sales                                    100%               100%                100%                100 %
Cost of goods sold                            47                 44                  50                 46
                                            ----                 --                ----                 --

Gross profit                                  53                 56                  50                 54

Royalty and licensing income                   7                  6                   7                  7
                                            ----                 --                ----                 --

Total operating income                        60                 62                  57                 60
Operating expenses                            66                 52                  69                 58
                                            ----                 --                ----                 --

Income from operations                        (6)                10                 (12)                 2
Other income, net                              1                  1                   1                  1
                                            ----                 --                ----                 --

Income before taxes on income                 (5)                11                 (11)                 3
Tax (benefit) expense                         (2)                 4                  (4)                 1
                                            ----                 --                ----                 --

Net income (loss)                             (3)%                7%                 (7)%                2%
                                            ====                 ==                ====                 ==

Revenues

      The following sales analysis provides information as to the percentage of net sales of the Company's primary product lines. Revenues realized from sales of the Company's less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                      Three Months Ended                  Nine Month Ended
                                           June 30,                            June 30,
                                           --------                            --------

                                    2002              2001              2002              2001
                                    ----              ----              ----              ----
Traffic Safety Systems           $1,973,247        $1,950,710        $5,068,100        $5,363,916
Percentage of revenues                   73%               59%               68%               61%

Survey and Mapping Systems          456,493           958,569         1,664,957         2,586,515
Percentage of revenues                   17%               29%               23%               30%

Other                               284,747           403,047           682,237           831,929
Percentage of revenues                   10%               12%                9%                9%

       Total Revenues            $2,714,487        $3,312,326        $7,415,294        $8,782,360
                                 ==========        ==========        ==========        ==========

Comparison of Three-Months Ended June 30, 2002 and the Three-Months Ended June 30, 2001

Net sales in the third quarter ended June 30, 2002 decreased 18% to $2,714,487 from $3,312,326 realized in the third quarter ended June 30, 2001.

Traffic Safety sales increased 1% to $1,973,247 from $1,950,710. North American Traffic Safety sales decreased 14% to $1,137,421 from $1,320,439 reflecting the termination of sales of lasers for industrial applications to an individual customer in the second quarter of 2002. This decrease was offset by a 33% increase in international Traffic Safety sales to $835,827 from $630,271 which reflected increased spending by certain foreign governments.

Survey and Mapping sales declined 52% to $456,493 in 2002 as compared to $958,569 realized in 2001. North American sales declined 59% to $317,756 from $769,891. Shrinkage in demand from the telecom industry for GIS equipment contributed to the decline. International Survey and Mapping sales decreased by 27%, to $138,737 from $188,677 as competing sales of conventional survey equipment and lower cost rangefinders for the GIS market restrained our sales.

Overall, international sales accounted for 36% of net sales totaling $980,832 in the third quarter 2002, up from 25% of net sales at $818,949 in the same quarter a year ago. Higher traffic safety sales to certain governments accounted for the increase.

The third quarter of 2002 ended with a backlog of orders totaling $1,145,880 of which $590,535 will be shipped before the end of the current fiscal year and $555,345 is scheduled for delivery over the next twelve months.

Higher unit costs reduced gross margins which narrowed slightly to 53% of sales in the third quarter versus 56% of sales in the same period a year earlier.

Royalty and licensing income from the Company's licensees was $175,353, in the third quarter of 2002 compared to $199,075 in 2001. The continued sales of lower priced units by our licensee reduced their aggregate dollar sales which resulted in a 12% decrease in our royalty income.

Total operating expenses increased 3% to $1,776,588 for the 2002 third quarter from $1,730,165 for the comparable 2001 period. Although sales, marketing and administrative expenses were reduced, they were offset by increased research and development expenses and patent litigation expenses. The third quarter of 2002 ended with an operating loss of $161,579 as compared to net income of $314,066 in 2001. Net loss after interest and taxes was $88,781 compared to net income of $240,531 a year ago, or a net loss of 0.02 per basic share compared net income of 0.04 per basic share the prior year.

Comparison of Nine Months Ended June 30, 2002 and the Nine Months Ended June 30, 2002

Net sales for the first nine months of 2002 were $7,415,294, down 16% from $8,782,360 during the first nine months of 2001.

Traffic Safety sales decreased 6% during the first nine months of 2002 to $5,068,100, compared to $5,363,916 a year earlier. This was primarily due to lower International Traffic Safety sales, which declined 12% to $2,025,421 from $2,301,935. Although international demand for our products picked up in the third quarter due to increased spending by foreign governments, it was not sufficient to offset a slowndown earlier in the year. North American Traffic Safety sales remained virtually constant at $3,042,680 compared with $3,061,981 for the first nine months of 2001.

Survey and Mapping sales decreased 36% to $1,664,957 for the first nine months of 2002 compared to $2,586,515 realized in the comparable 2001 period. North American Survey and Mapping sales decreased 42% to $1,078,751 from $1,849,493. Demand for GIS related equipment continues to decline due to over capacity and reduced spending by the telecom industry which directly affects our product sales. International Survey and Mapping sales declined 21% to $586,205 from $737,022 reflecting competition from conventional survey equipment, low cost range finders and subdued economic activity.

International sales comprised 36% of net sales during the first nine months of 2002 as compared to 35% for the corresponding 2001 period. Foreign sales of the Company's products are expected to continue to account for a significant portion of the Company's revenues.

Gross profit as a percentage of net sales declined to 50% for the first nine months of 2002 compared to 54% for the first nine months of 2001. Higher sales volume and lower materials cost positively impacted gross margins a year ago.

On a year to year basis, royalties decreased 12% to $521,241 for the first nine months of 2002 from $588,951 realized in 2001 reflecting a lower per unit sales price by our licensee.

Total operating expenses increased modestly to $5,146,859 for the first nine months of 2002 from $5,132,011 for the first nine months of 2001. Reduced marketing, sales and administrative expenses were partially offset by increased legal and research and development costs. As a percentage of net sales, total operating expenses increased to 69% for the first nine months of 2002 from 58% for the first nine months of 2001. The nine months of 2002 ended with an operating loss of $883,458 compared to net income of $163,109 in 2001. Net loss after interest and taxes for the first nine months was $528,076 compared to a net income of $197,437 a year ago, or a net loss of 0.09 a basic share compared to a net profit of 0.04 a basic share the prior year.

Liquidity and Capital Resources

Our net working capital at June 30, 2002 was $7,908,129 as compared to working capital of $8,201,411 at September 30, 2001, a decrease of $293,282. Current assets exceeded current liabilities by a ratio of 10 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was 6 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

An increase in prepaid expenses and other assets of $246,601 and a net loss of $528,076 were the largest items that required funding. Patent costs and purchases of fixed assets required an additional $159,682 of cash. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $375,115, a write down of Patents of $14,945 with a loss on disposal of property and equipment of $4,416. The operating activities that provided cash were a reduction of inventory of $1,196,245 and a reduction in accounts receivable of $1,022,486. The other material item that decreased cash was a reduction of accounts payable and accrued expenses of $45,323.

For the nine months ended June 30, 2002, a net cash decrease of $159,682 from investing activities was due to the purchase of property and equipment of $110,076 and patent costs of $49,606. After repayments of $14,611 on long term debt and capital leases, the increase from operating activities of $1,793,207 produced a net increase in cash and equivalents of $1,618,914. When added to cash on hand at the beginning of the fiscal year, total cash and equivalents at June 30, 2002 stood at $3,260,500. Thus, cash and equivalents alone exceeded total liabilities by $2,385,458 at the end of the period.

At June 30, 2001, we had working capital of $7,937,487 compared to $6,918,219 at September 30, 2000. Current assets exceeded current liabilities by a ratio of
8.2 to 1. Furthermore, the acid test ratio was in excess of 4 to 1.

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

Efforts to resolve the matter through court ordered mediation have not been successful. We are vigorously prosecuting the lawsuit. On July 18, 2002, the Court heard legal argument from the parties in support of their proposed claim constructions. The Court indicated that it would issue a prompt ruling.

In March 2002, Bushnell Performance Optics of Overland Park, Kansas filed a lawsuit against us in the District Court of Johnson County, Kansas (Case No. 02 CV 1498). The lawsuit alleges breach of contract and unauthorized surcharges on a certain technical component. Bushnell is asking for $350,000 in damages. We have filed with the Court an answer containing several counterclaims whereby we allege, among other claims, a breach of contract by Bushnell, fraud and defamation, and also ask for an injunction against Bushnell. Although management believes Bushnell's suit is without merit and that we will prevail, settlement discussions have been initiated with the possibility of obtaining a business resolution as an alternative to a lengthy legal proceeding. Notwithstanding the lawsuit, we continue to conduct business with Bushnell under the terms of our current contract.

Item 2. Changes in Securities and Use of Proceeds

        This Item is not applicable.


Item 3. Defaults upon Senior Securities

        This Item is not applicable


Item 4. Submission of Matters to a Vote of Security Holders

        This Item is not applicable to the Company.


Item 5. Other Information

        This Item is not applicable to the Company.


Item 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LASER TECHNOLOGY, INC.
                              7070 South Tucson Way
                            Englewood, Colorado 80112


Date: August 14, 2002             By   /s/ Eric A Miller
--------------------                   -----------------------------------------
                                                  Eric A. Miller
                                       President and Chief Executive Officer

Date: August 14, 2002             By   /s/ Elizabeth Hearty
--------------------                   -----------------------------------------
                                                 Elizabeth Hearty
                                          Controller, Corporate Secretary