Form 10-Q/A
period 2002-06-30
LASER TECHNOLOGY INC
filed 2002-12-27
CIK 889899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-Q/A

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

At June 30, 2002, 5,486,217 shares of common stock of the Registrant were outstanding.

                                      INDEX

                          PART I:  FINANCIAL INFORMATION

                                                                           PAGE
                                                                           ----

Item 1. Financial Statements.............................................    2

            Consolidated Balance Sheets..................................    2
            Consolidated Statements of Operations........................    4
            Consolidated Statements of Cash Flows........................    5
            Notes to Consolidated Financial Statements...................    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    10

            Results of Operations........................................    10
            Liquidity and Capital Resources..............................    12
            Forward Looking and Cautionary Statements....................    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ......    12

Item 4. Controls and Procedures..........................................    12

                          PART II:  OTHER INFORMATION

Item 1. Legal Proceedings................................................    13

Item 2. Changes in Securities and Use of Proceeds........................    13

Item 3. Defaults upon Senior Securities..................................    13

Item 4. Submission of Matters to a Vote of Security Holders..............    13

Item 5. Other Information................................................    13

Item 6. Exhibits and Reports on Form 8-K.................................    13

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
                                                               ============     ============


See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                             June 30, 2002 and 2001
                                   (Unaudited)

                                            Three Months Ended              Nine Months Ended
                                                 June 30,                       June 30,
                                                 --------                       --------

                                            2002           2001           2002           2001
                                            ----           ----           ----           ----
NET SALES                               $ 2,714,487     $3,312,326    $ 7,415,294     $8,782,360
LESS COST OF GOODS SOLD                   1,274,831      1,467,170      3,673,134      4,076,191
                                        -----------     ----------    -----------     ----------

        Gross Margin                      1,439,656      1,845,156      3,742,160      4,706,169

ROYALTY AND LICENSING INCOME                175,353        199,075        521,241        588,951
                                        -----------     ----------    -----------     ----------

TOTAL OPERATING INCOME                    1,615,009      2,044,231      4,263,401      5,295,120

OPERATING EXPENSES                        1,776,588      1,730,165      5,146,859      5,132,011
                                        -----------     ----------    -----------     ----------

INCOME (LOSS) FROM OPERATIONS              (161,579)       314,066       (883,458)       163,109

OTHER INCOME (EXPENSE), NET                  22,859         61,764         73,284        128,247
                                        -----------     ----------    -----------     ----------

INCOME (LOSS) BEFORE CHANGES IN
   ACCOUNTING ESTIMATE                     (138,720)       375,830       (810,174)       291,356

CHANGES IN ACCOUNTING ESTIMATE
   INCOME/(EXPENSE)                              --             --        (14,945)            --
   (see note 1d)                        -----------     ----------    -----------     ----------

INCOME (LOSS) BEFORE TAXES ON INCOME       (138,720)       375,830       (825,119)       291,356
  TAXES ON INCOME (BENEFIT)                 (49,939)       135,299       (297,043)        93,919
                                        -----------     ----------    -----------     ----------
NET INCOME(LOSS)                        $   (88,781)    $  240,531    $  (528,076)    $  197,437
                                        ===========     ==========    ===========     ==========

BASIC EARNINGS PER
  COMMON SHARE                          $     (0.02)    $     0.04    $     (0.10)    $     0.04
                                        ===========     ==========    ===========     ==========


WEIGHTED AVERAGE SHARES
  OUTSTANDING                             5,486,217      5,486,220      5,486,217      5,463,061
                                        ===========     ==========    ===========     ==========


DILUTED EARNINGS PER
  COMMON SHARE                          $     (0.02)    $     0.04    $     (0.10)    $     0.03
                                        ===========     ==========    ===========     ==========


DILUTED AVERAGE SHARES
  OUTSTANDING                             5,486,217      6,442,820      5,486,217      6,419,661
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

The Company has excluded common stock equivalents from the calculation of diluted loss per share as they are antidilutive in nature.

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

The following is provided to reconcile the earnings per share calculation:

                                          Three Months Ended              Nine Months Ended
                                               June 30,                       June 30,
                                               --------                       --------
                                         2002            2001           2002             2001
                                         ----            ----           ----             ----
Basic Earnings Per Common Share:
Numerator
    Net Income (Loss)                $   (88,781)     $  240,531     $  (528,076)     $  197,437
Denominator
    Weighted Average Shares            5,486,217       5,486,220       5,486,217       5,463,061
                                     -----------      ----------     -----------      ----------

Per Share Amounts

                                            Three Months Ended              Nine Months Ended
                                                 June 30,                        June 30,
                                                 --------                        --------

                                           2002            2001            2002            2001
                                           ----            ----            ----            ----
    Basic Earnings                     $     (0.02)     $     0.04     $     (0.10)     $     0.04
                                       ===========      ==========     ===========      ==========

Diluted Earnings Per Common Share:
Numerator
    Net Income (Loss)                  $   (88,781)     $  240,531     $  (528,076)     $  197,437
Denominator
    Weighted Average Shares              5,486,217       5,486,220       5,486,217       5,463,061
    Employee Stock Options                 947,300         956,600         947,300         956,600
                                       -----------      ----------     -----------      ----------

                                         6,433,517       6,442,820       6,433,517       6,419,661
Per Share Amounts
    Basic Earnings                     $     (0.02)     $     0.04     $     (0.10)     $     0.03
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

Total operating expenses increased modestly to $5,146,859 for the first nine months of 2002 from $5,132,011 for the first nine months of 2001. Reduced marketing, sales and administrative expenses were partially offset by increased legal and research and development costs. As a percentage of net sales, total operating expenses increased to 69% for the first nine months of 2002 from 58% for the first nine months of 2001. The nine months of 2002 ended with an operating loss of $883,458 compared to net income of $163,109 in 2001. Net loss after interest and taxes for the first nine months was $528,076 compared to a net income of $197,437 a year ago, or a net loss of 0.10 a basic share compared to a net profit of 0.04 a basic share the prior year.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

This Item is not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q/A, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined, in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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


                             LASER TECHNOLOGY, INC.
                              7070 South Tucson Way
                            Englewood, Colorado 80112


Date: December 27, 2002           By   /s/ Eric A Miller
-----------------------                -----------------------------------------
                                                  Eric A. Miller
                                       President and Chief Executive Officer

Date: December 27, 2002           By   /s/ Elizabeth Hearty
-----------------------                -----------------------------------------
                                                 Elizabeth Hearty
                                           Principal Accounting Officer

                                                                  Certifications

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Eric A. Miller, Chief Executive Officer of Laser Technology, Inc. (the "registrant"), certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Laser Technology, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/ ERIC A. MILLER
Eric A. Miller
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Elizabeth Hearty, Principal Accounting Officer of Laser Technology, Inc. (the "registrant"), certify that:

      1. I have reviewed this quarterly report on Form 10-Q/A of Laser Technology, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 27, 2002

/s/ ELIZABETH HEARTY

Elizabeth Hearty
Principal Accounting Officer