Form 10KSB
period 2002-09-30
LASER TECHNOLOGY INC
filed 2002-12-30
CIK 889899

..
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-11642

                             LASER TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

                 Delaware                                  84-0970494
      (State or other jurisdiction of                   (I.R.S. employer
      incorporation or organization)                    identification no.)

           7070 South Tucson Way,
           Englewood, Colorado                                 80112
 (Address of principal executive offices)                   (Zip code)

                                 (303) 649-1000
                 (Issuer's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class           Name of exchange on which registered
       Common Stock, $.01 par value              American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State the issuer's revenues for its most recent fiscal year. $10,577,217

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days:

As of December 20, 2002, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $3,903,241.

At December 20, 2002, 5,486,217 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference: None

                             LASER TECHNOLOGY, INC.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     PART I

Item 1.  Description of Business...........................................    1
Item 2.  Description of Properties.........................................   17
Item 3.  Legal Proceedings.................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders...............   18

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..........   19
Item 6.  Management's Discussion and Analysis or plan of Operations........   20
Item 7.  Financial Statements..............................................   24
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................   25

                                    PART III

Item 9.  Directors and Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act.................   25
Item 10. Executive Compensation............................................   26
Item 11. Security Ownership of Certain Beneficial Owners and Management....   28
Item 12. Certain Relationships and Related Transactions....................   30
Item 13. Controls and Proceedures..........................................   30

                                     PART IV

Item 14. Exhibits, and Reports on Form 8-K.................................   30
         Signatures........................................................   32

                                     PART I.

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks and uncertainties. These factors may cause our company's, or our industry's actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will" "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology.

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

In fiscal 2000, we received an ISO 9001 certification for our manufacturing and operating facilities. ISO certification reflects our compliance with standards recognized by the Geneva-based International Organization for Standardization, a worldwide federation of approximately 130 countries. ISO certification also provides a framework for quality management and quality assurance recognized by most developed countries. Having received certification, our operating facilities and manufacturing procedures are recognized as providing an optimal environment for the design, manufacture, and service of quality products. In fiscal 2002 we were re-certified for ISO 9001 compliance.

Our proprietary technology permits a laser to measure to a non-cooperative, or low reflective surface, using a very low power source. As a result, our products operate within the requirements of eye safety promulgated by the United States Food and Drug Administration. Despite a very low power source, our laser instruments measure more rapidly and at longer ranges than corresponding conventional devices. We have also developed proprietary, patented software and circuitry integral to each of our products.

Our corporate offices are located at 7070 South Tucson Way, Englewood, Colorado 80112, and our telephone number is (303) 649-1000.

Principal Products

Historically, our primary product lines have been the Marksman Laser Speed Detection Systems and Criterion Series of Survey Lasers. Since fiscal 1995, we have expanded these product lines through new product development including the introduction of second generation instrumentation. Because of enhancements to our existing products, new product development and expanding markets for our technology, we currently organize and market our products in four categories:
Traffic Safety, Professional Measurement, Industrial Control and Consumer products.

The following table provides a breakdown of the percentage of net sales of our product lines. Revenues realized from sales of our less significant revenue producing products are classified as Consumer products for presentation purposes.

                                                       Year Ended September 30,
                                                   2002         2001        2000
                                                   ----         ----        ----

Traffic Safety .............................         68%         61%         65%
Professional Measurement ...................         20          29          31
Industrial Controls ........................          1           2           2
Consumer ...................................         11           8           2

The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of our products for the periods presented:

                                                       Year Ended September 30,
                                                   2002         2001        2000
                                                   ----         ----        ----

North American .............................         66%         67%         63%
Foreign ....................................         34          33          37

We include sales in the U.S. and Canada under North American Sales, and sales in all other countries as foreign or international.

Traffic Safety Products

Hand-Held Laser Speed Detection Systems

In 1991, we developed and commenced commercial manufacturing and marketing of the LTI 20-20 laser speed detection system, the first of it's kind in the traffic safety marketplace. In 1993, we introduced an enhanced version of the LTI 20-20, called the Marksman. In fiscal 1997, we introduced the UltraLyte second-generation laser speed detection device. The UltraLyte was designed to reduce the size, weight and manufacturing cost of the previous model design. Soon after we developed the UltraLyte 200 which incorporates an inclinometer, enhancing the surveying capabilities for use in accident reconstruction and investigation. In fiscal 1998, we developed longer-range versions of the UltraLyte, the UltraLyte 100LR and the UltraLyte 200LR.

Our hand-held laser speed measurement devices have several advantages over radar speed measurement devices. As distinguished from radar devices, the UltraLyte can be aimed directly at a specific vehicle, thus eliminating the difficulty that radar measurement devices have in distinguishing one vehicle from another. Also, the UltraLyte measures speed in less than one-half a second with a laser beam that spans to only three feet at a distance of 1,000 feet and produces almost no detectable energy beyond the target vehicle. Radar guns, on the other hand, are generally required to track vehicle speed for several seconds in an attempt to positively identify a vehicle. In addition, a radar gun produces a wider beam width of approximately 200 to 400 feet at a range of 1,000 feet.

The beam from a radar gun can be readily detected by the targeted vehicle as well as other oncoming vehicles equipped with radar detectors. Conventional radar detectors, which cannot detect the light beam from the UltraLyte, have been effective against radar because of the wide beam width produced by radar devices. This radar beam continues to widen as the distance from the gun increases and can easily be picked up by a radar detector as much as a mile away from the radar gun. This will give the driver of a vehicle advance warning and time to slow down, thus potentially avoiding a speeding ticket.

Consumer laser detectors exist that will detect the UltraLyte only when the vehicle equipped with such a detection device is being targeted. However, because the measurement period of the UltraLyte is less than one-half a second, there is no reaction time for the driver to reduce speed before the police officer obtains a positive speed reading. As laser speed enforcement has become more widely used, a number of consumer laser jamming devices have also been marketed. Such laser jammers have limited effectiveness against our products due to the sophisticated nature of the UltraLyte's internal targeting software. To combat the use of laser jamming devices, we developed the capability within our products to detect when a jamming device is potentially in use. This feature has proven to be very useful to speed enforcement officials in certain jurisdictions where the use of jamming devices is prohibited.

In 1995 we introduced a patented measurement feature known as distance-between-cars, or DBC. This is an optional feature that can be integrated into the UltraLyte and is used to measure the distance and/or time between two traveling vehicles. This capability has primarily been of interest in international markets where governments closely monitor vehicle separation to improve traffic safety. Domestically, with the increased occurrence of road rage, the ability to accurately measure the trailing distance of a vehicle may become desirable as police agencies seek hard evidence for enforcement. Management believes that the DBC feature addresses this application and increases the utility and efficiency of our hand-held laser speed measurement products.

UltraLyte LR B and Compact

During fiscal 2002 we developed two new models of the UltraLyte laser speed detection system, the LR B and the Compact. The UltraLyte 100 LR B is a reconfiguration of our current UltraLyte 100LR, with a simplified user interface and basic operating features. The development of the LR B was based upon customer feedback, which indicated a need for a product that is easier to use. To date, the UltraLyte LR B has been well received in the marketplace.

The UltraLyte Compact is another modification of the UltraLyte 100LR designed to minimize overall product build cost, providing the lowest possible price point to the market. The configuration of the Compact eliminates the traditional handle and shoulder stock of our other laser speed detection systems, as well as the in-scope display of measurement data. While the absence of these features reduces functionality, the cost savings associated with eliminating them creates a price point that we believe will open up new markets, including customers that previously couldn't afford laser speed measurement technology. Market feedback on the UltraLyte Compact is limited at this point, as it has only recently been released for sale.

Micro DigiCam Photo Laser System

In 1995, we began commercial production of the Laser DigiCam photo laser system which integrated a video camera and associated equipment with the Marksman. In fiscal 2001, we released a second generation, lower cost photo laser system known as the Micro DigiCam. The Micro DigiCam system is designed to operate with the UltraLyte and is a custom integration of the latest low-cost technology in data acquisition and management. The Micro DigiCam system monitors the speed of vehicles in a specific traffic lane. When a speeding vehicle is detected, the Micro DigiCam takes a digital picture of the vehicle and prints the speed, time and date on the picture. This produces positive evidence for the generation of a speeding ticket, which if desired, can be mailed to the violator.

In an effort to increase the utility of the Micro DigiCam, we developed several new features for the product in 2002. The Micro DigiCam "Dual Speed Package" allows the system to identify commercial vehicles from passenger vehicles and impose different speed limits for each. This is a desirable option in foreign markets where dual speed limits on motorways are enforced. Another new feature is "Auto Mode" operation. This allows the system to be set up to monitor a specific section of roadway and automatically capture an image of any vehicle that exceeds a pre-determined speed limit, without operator intervention. Another accessory developed in 2002 is the night illumination system. This system provides the Micro DigiCam with the ability to capture images at night, increasing productivity by allowing speeding violations to be registered around the clock.

The Micro DigiCam system has historically been sold into international markets, where conventional photo-radar systems have been accepted as a standard form of traffic enforcement. We believe there is a growing demand in international markets to combine visual evidence with a speed measurement system to support speed violations. Although domestically the acceptance of photo enforcement systems has historically been limited, there appears to be a growing interest in this technology. The low price point and simplified operation of the Micro DigiCam should make it an ideal solution for domestic municipalities that wish to test the waters of automated traffic enforcement. This system takes advantage of the increased capabilities of current handheld PC platforms, which use Windows CE operating systems, to produce the lowest-cost solution for a photo laser product. The original Laser DigiCam was discontinued in fiscal 2001.

Traffic Data Collection Modules

In 1995, we introduced QuickMap, a system that allows the use of our laser distance measurement capability for accident investigation and reconstruction. QuickMap is a software module integrated into a data collector, which can be used in conjunction with our hand-held laser devices. This system with the UltraLyte 200 expedites the collection and processing of data at accident sites and crime scenes. Currently over 900 QuickMap systems are in use by agencies and private companies.

During 1999, we introduced QuickMap 3D, a substantially enhanced software version which provides three-dimensional data collection and presentation. This upgrade incorporates the MapStar Angle Encoder, or Electronic Compass Module into the QuickMap system, increasing overall utility by providing horizontal angle information into the logged data. We believe this upgrade addresses the needs of an expanding accident investigation market and offers compelling capabilities, including elevation mapping and automatic map creation, to existing users. In late 2002, we began development of a new version of QuickMap 3D that will operate on a Palm(R) computing device, providing additional functionality by utilizing a state-of-art, low cost processing platform. QuickMap Palm is scheduled for market release in early to mid fiscal 2003.

Another element of traffic safety that our technology addresses is the gathering of statistical data. Traffic engineers and law enforcement officials are able to conduct and document traffic speed surveys more efficiently using the UltraLyte laser speed detection system than with conventional methods. In 1993, we introduced a statistical compilation software package known as SpeedStat. This product gathered and formatted traffic survey data on a portable laptop computer by using a data communications interface with our laser speed detection systems.

In 1996, we improved our statistical data product by introducing SpeedStat DC, a companion to QuickMap. This improved the efficiency of the system by replacing the laptop computer with a hand-held data collector. During fiscal 2000, we upgraded SpeedStat to operate on a Windows CE platform. This improvement allows the package to be to be operated on the most recently available handheld PC platforms, improving the operator interface and increasing general utility.

Impulse Accident Investigation Laser

In fiscal 1996, we introduced a new generation of lasers for general distance measurement known as the Impulse series. Although marketed primarily to the survey and mapping industry, the Impulse gained quick acceptance in the accident investigation segment of the law enforcement community. The Impulse is smaller in size and weight and lower in cost than the UltraLyte system. Like the UltraLyte 200 model, the Impulse 200 also features an integrated inclinometer that provides the operator with three dimensional mapping capabilities. The Impulse is compatible with the QuickMap 3D accident investigation tool, providing a lower cost solution for users that don't require speed measurement capability.

MPH Industries

In fiscal 2002, we initiated a relationship with MPH Industries Incorporated, a leading designer, manufacturer and marketer of radar-based speed measurement products. Although we have historically promoted the benefits of laser speed measurement over radar-based measurement, there are specific instances where laser cannot replace radar. These include moving-mode traffic enforcement, where an officer monitors traffic speed from a moving vehicle, and situations where ultimate low cost is a customer necessity. Our agreement with MPH provides us with domestic distribution rights for MPH products in 20 different states. The addition of radar-based instrumentation to our product offerings allows our sales representatives to provide "one stop" shopping to customers for all their speed enforcement needs. This is a benefit that has previously been provided by many of our competitors in the domestic traffic safety market.

The distribution territory we are selling into has had minimal activity over the last several years due to a lack of sales coverage. We believe it will take some time to develop MPH product presence in these areas. As part of the relationship, both parties are co-promoting the others' products, with MPH taking on the primary marketing responsibility in our designated distribution region.

Stinger Spikes Systems

During fiscal 2001, we entered into an exclusive agreement, for the United States and Canada, to sell and manage the distribution channels of the Stinger Spike System for Federal Signal Corporation. The Stinger Spike System is a tire-deflating device used by law enforcement agencies in stopping high-speed pursuits. We have found that the sales process for each are quite different which has created difficulties for our direct sales force, as a result we are discontinuing sales of this product.

Professional Measurement Products

Previously this market segment was identified as Survey and Mapping. Due to continuing expansion of field applications for our general measurement products, we began designating this area as Professional Measurement in fiscal 2002.

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

In fiscal 1997, we expanded the Impulse product line to include four new models. The original product line included the Impulse 100, the standard distance-only model, and the Impulse 200, the standard model with an electronic inclinometer. The Impulse 100 LR and Impulse 200 LR versions were engineered with the ability to measure longer distances to low reflective targets than what is possible with our standard Impulse line. In 1997, we also introduced the Impulse 100 XL for longer range, lower accuracy applications. The Impulse 100 XL has the ability to measure distances in excess of 2,000 meters. In 1999, we introduced the Impulse 200 XL, which offers the same range capability as the 100 XL model, but includes an inclinometer for elevation measurements. Due to historical sales trends, the Impulse 100 LR and 100 XL models were discontinued in 2002 as there has been greater customer demand for the expanded capabilities of the Impulse 200 LR and 200 XL.

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

MapStar Angle Encoding Module

In the third quarter of fiscal 2000, we began production of the MapStar Angle-Encoding Module, or MSAE. The MSAE is a relative angle measurement device which produces horizontal angle readings to a greater accuracy than the MSCM. Although the MSAE is not susceptible to magnetic interference like the MSCM, it does require an angular reference in order to translate measurements into absolute headings. This module enables our laser products to better penetrate Professional Measurement applications that require higher accuracy such as stockpile surveys and mine face profiling. The MSAE also offers additional capabilities for traffic safety applications including crush analysis, a concern in accident investigation. Like the MSCM, the MSAE's modular configuration facilitates an easy interface to most Impulse and UltraLyte product models.

Professional Measurement Software Modules

In fiscal 1998, we introduced the Transmission and Distribution (T&D) Utility Pac, a software package used to measure critical parameters related to overhead power lines. This system is comprised of a field module, a handheld data collector and a Windows based office-processing module, which downloads and formats the collected data. The field module links directly to any of our Impulse model lasers and is designed to assist transmission and distribution engineers with a variety of measurement and design tasks. The T&D Utility Pac allows one operator to gather the amount of information it would normally take two people to do, in about half the time. Further, the reflectorless laser capability of the Impulse increases the safety of gathering this data in difficult environments.

In fiscal 1999, we released en Campo, a Professional Measurement module designed for use in a variety of applications including measuring stock pile volumes, preliminary site surveys, and natural resource mapping. This module operates on a hand held data collector and provides a low cost, portable field mapping solution. The en Campo module was designed as a complement to our laser instruments to provide a full mapping solution for users that have not already purchased and adopted a software product for mapping in the aforementioned areas.

In fiscal 2001, due to market demands from the mining industry, we developed a software module known as LTI Face Profiler. Face Profiler is a laser-based system designed to collect positional information to measure the profile of a rock face for calculation of critical blasting information. This system offers high accuracy and simplified operation in a low-cost, portable package.

Integrated Data Collection Solutions

Many market applications require our Professional Measurement lasers to be integrated with other hardware and software to provide a complete turnkey system. To facilitate this integration, we began in 1994 to establish relationships with manufacturers of complementary hardware and software products. These relationships include the sharing of distribution channels and new product development. In 2000, we entered into an agreement with Tripod Data Systems to market and sell its Solo CE product, a Geographical Information System mapping module that can be used with a GPS and/or a laser to map assets quickly. The Solo CE product provides a complementary solution that is helping us gain market share in the GPS offset market. Tripod Data Systems, a subsidiary of Trimble Navigation Limited, is the largest third-party software manufacturer and distributor in the Professional Measurement industry.

We believe that the need for mapping and field data collection is increasing as utility companies, foresters and government agencies seek more efficient ways to manage their assets. We plan to continue working with outside software and hardware firms to provide comprehensive solutions to customer needs.

Industrial Control Products

Industrial Laser Distance Measurement Sensors

In fiscal 1996, we made our first entry into the industrial measurement market with the release of a low cost, industrial laser distance measurement sensor. This laser sensor was developed and manufactured pursuant to a sales contract with Telemotive Industrial Controls, Inc., a leading manufacturer of radio controls for material handling cranes and industrial vehicles, for use in collision avoidance and positioning systems. As part of the contract, the product was sold exclusively under Telemotive's brand name in their specific market. In early 2002, our agreement with Telemotive was terminated, ending their exclusive rights and allowing us to freely market the product. Due to the application specific design of this sensor, we have had limited success in promoting it for general measurement applications, however, Telemotive did continue to place limited orders for the product in late fiscal 2002.

We have also developed several modified versions of our Impulse sensor line for use in industrial applications. Historically, sales of these sensors have been for specialized applications to a limited customer base. Research into this market has indicated a need for a more generic product that can be used in a broad range of applications. As a result, in late fiscal 2002 we developed a product known as the Bridge Industrial Sensor. In contrast to our traditional laser sensor products, this product is unique as it is capable of being custom configured by an end user to optimize it for a given measurement application or condition. The flexibility of the Bridge Industrial Sensor should provide for increased sales opportunities in broader market applications. To date, on site field tests of the product have been positive.

Ship Docking and Marine Applications

Since fiscal 1997, ship docking system sales have primarily been to system integrators who purchase our laser sensors and associated interface components for inclusion into more complex dock management systems. We also provide a hand-held laser measurement instrument for marine applications known as the Mariner, which measures the speed and distance of an approaching or departing vessel. The Mariner is a derivative of the Marksman product line. Ship docking sales in fiscal 2002 were limited.

Other Applications

The National Aeronautics and Space Administration uses a modified version of the Marksman on space shuttle missions involving close proximity operations. The laser is used to determine the distance and closing speed of remote objects during satellite deployment or retrieval, or during docking maneuvers. While NASA is a relatively small customer we believe that NASA's use of the technology adds to our credibility as a leader in the laser-based measurement industry. We continue to pursue other potential military, security and defense applications of our pulse laser technology.

Consumer Products

Bushnell Yardage Pro Laser Rangefinders

In 1995, we completed development of a consumer related laser range finding product, in conjunction with the Bushnell Performance Optics, formerly the Sports Optics Division of Bausch and Lomb. Since that time, we have continued to work with Bushnell to produce new and improved products, having greater performance and lower price points. These new products continue to build Bushnell's presence in the market, and over time have replaced models of the initial product line.

In fiscal 2001, we worked with Bushnell to complete the development of the Yardage Pro Sport. This product utilizes our custom Application Specific Integrated Circuit. The benefits provided by the ASIC have made the Yardage Pro Sport the lowest cost, highest performing consumer laser range finder on the market. The ASIC incorporates our proprietary technology into a small, low cost semiconductor package, providing for optimal performance at the lowest cost. We anticipate that the ASIC will be a key component in the development of any future consumer products.

We receive running royalties on cumulative net sales of these products. We also received reimbursement of certain development costs for the initial development and design, and we retain the right to pursue consumer markets outside the sports technology area. We market the Yardage Pro product line to price conscious customers within our Professional Measurement business and to law enforcement customers for SWAT applications. We retain all ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro product line. Our royalty and licensing income related to this agreement was approximately $996,486, $1,031,669 and $943,422 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Seasonality

Management believes that seasonal effects on sales of our Traffic Safety products are non-existent. However, Traffic Safety sales may vary between financial periods based upon the capital procurement processes and fiscal year budgeting cycles of state and municipal law enforcement agencies. Historically, we have realized a moderate decline in Professional Measurement products sales in areas affected by colder weather during the winter months. Royalties resulting from consumer product sales are seasonal in nature, with the third and fourth quarters of the calendar year producing increased results due to the holiday buying season.

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

Product Research and Development

Research and development costs related to our instrumentation and proprietary technology are booked as incurred and included in operating expenses. During fiscal 2002, we continued to direct research and development activities toward developing new products and improving current product lines. Research and development costs totaled approximately $1,353,104, $1,159,561 and $1,274,900 the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

During fiscal 2002, we developed additional features and accessories for the Micro DigiCam photo laser system to further enhance its utility. The Micro DigiCam "Dual Speed" option was developed to allow the system to identify commercial vehicles from passenger vehicles and impose different speed limits for each. This capability is needed in markets where dual speed limits on motorways exist. Another feature developed in 2002 was the "Auto Mode" function. This allows the system to be set up to monitor a specific section of roadway and automatically capture an image of any vehicle that exceeds a pre-determined speed limit, without operator intervention. Another accessory completed in 2002 was the night illumination system. This system provides the Micro DigiCam with the ability to capture images at night, increasing productivity by allowing operation in any type of lighting conditions.

Continued product progression for the traffic safety market was a development focus in 2002. Two new products were created through modifications of an existing product, the UltraLyte 100 LR, to specifically address definitive market needs. The UltraLyte LR B was designed to meet the customer's need for an easier to use product. This instrument provides a simplified operator interface with dedicated functions, while maintaining the highest level of operational performance. The UltraLyte Compact is a product design optimized for low cost. It utilizes our highest performance internal electro-optical system, and has been repackaged to minimize cost by eliminating the handle, shoulder stock and in-scope display provided by our traditional instruments. This development strategy has produced the highest performing, lowest cost laser speed detection system on the market.

Other market areas were also a focus for continued product progression in 2002. Due to raw material issues, a partial redesign was required for the MapStar Compass Module (MSCM). This development involved incorporating the latest state-of-the-art sensing technology into the core electronics of the instrument, requiring a significant restructuring of its internal processing algorithms. This new design will begin being provided in MSCM shipments in early fiscal 2003. On the industrial product side, the Bridge Industrial Sensor was developed to address market needs for a flexible, configurable sensor. This product is based upon our Impulse laser sensor and is provided with configuration software which allows a customer to custom configure instrument operation for a wide range of measurement applications and conditions. Also in 2002, we began development of the next generation of our accident investigation and reconstruction software package, QuickMap 3D. This new design will operate on the latest Palm computing platforms, providing added functionality at a low price-point. QuickMap Palm is scheduled for market release in early to mid fiscal 2003.

Research and development efforts on the Liquid Level Measurement Sensor (LLMS) were halted in fiscal 2002 due to technical issues. The LLMS is an industrial control product which combines a fiber optic delivery system with our proprietary laser measurement technology. Following the results of beta testing of initial prototype instruments, it was determined that market requirements for performance and price point could not be met with currently available technology. The project has been indefinitely shelved pending future technology advancement.

As ongoing projects have been completed and transitioned from research and development into manufacturing, we have increased our efforts toward next generation product development. Research activities on new optical / mechanical product platforms and electronic hardware architectures incorporating our new ASIC chip are progressing. These efforts are providing the foundation for our future handheld laser instruments, which will be designed for optimum package size and performance at the lowest possible cost. Our primary research and development focus will continue to be the advancement of our core sensor technology, and it's placement in our current and emerging markets.

Marketing, Distribution and Customers

We presently market products to three major classes of customers; International, North American Traffic Safety and Professional Measurement. For fiscal year 2002, our total foreign shipments accounted for 34% of overall sales, of which Asian and European shipments comprised 80% collectively. North American Traffic Safety, including state and local law enforcement agencies comprised approximately 43% of total sales. Sales to our North American Professional Measurement dealer network comprised 13% of total sales. Sales of North American industrial and consumer products comprised approximately 10% of total sales. We primarily market our products by on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail.

Traffic Safety Products

We primarily market our Traffic Safety products domestically to law enforcement agencies of state, county and municipal governments. Presently, our domestic sales force includes six direct field sales representatives, inside sales support personnel and a national sales manager who also covers a field sales territory. For fiscal 2002, our largest domestic customer for our Traffic Safety products was the State of Ohio. Other high volume customers in 2002 included Florida, New Jersey, California, Colorado, Michigan, Connecticut, Texas, Oregon, Wisconsin and Vermont.

Internationally, we market our Traffic Safety product line through local foreign distributors to agencies of foreign governments, including municipal law enforcement agencies and transportation ministries. We have established distribution channels for Traffic Safety products in most industrialized countries. To date, our foreign distributors in the United Kingdom, Australia, Italy, Norway and Brazil account for the highest volume of hand-held laser speed detection systems and photo laser systems purchased internationally. As of September 30, 2002, we have established Traffic Safety distribution in forty-three foreign countries.

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

Various foreign standards have also been established for laser speed enforcement equipment. The Marksman and UltraLyte have been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France, Italy, South Africa, South Korea, Brazil and Chile. The Marksman has also been tested and approved for use in Canada by the Royal Canadian Mounted Police. In fiscal 1997, the second generation UltraLyte was also approved by the RCMP

In fiscal 1998, the UltraLyte was approved in Germany and Austria. The UltraLyte received approval in the United Kingdom and the Netherlands during fiscal 1999. In fiscal 2000, the UltraLyte was approved in Italy, Chile and Brazil. In fiscal 2001 the UltraLyte received approval in Poland, South Africa and France. The UltraLyte continues to be tested in several other European countries where national approvals are required. Similar to the domestic market, the UltraLyte is expected to achieve foreign acceptance based upon previously set performance standards.

Sales of our Micro DigiCam photo laser system has been concentrated primarily to our international markets. Management feels that the low cost of this system will continue to open up new markets, both domestically and internationally, for photographic traffic enforcement. We further believe that we will be able to access a customer base previously untouched by the existing higher-priced systems. In addition, we are aware of a trend occurring in some foreign countries where it may soon be a requirement to present an image of the violator, together with the results of a speed measurement device, in order to prosecute a speeding case. In fiscal 2002, the Micro DigiCam received national approvals in Spain and Switzerland.

Professional Measurement Products

Our Professional Measurement products are primarily sold domestically through our established dealer network, and internationally through our foreign distributors and dealers. Currently, our domestic sales force includes four regional field sales representatives who manage and support the dealer network, and inside sales support personnel. In fiscal 2002, the number of dealers in our domestic network, which market and support Professional Measurement products, was approximately 68. Internationally the number of dealers was approximately 73.

The introduction of the Impulse series of survey lasers in 1996 has provided significant marketing benefits to the Professional Measurement area. First, the Impulse provides an entry-level, broad use product for the already identified Professional Measurement market segments, at a reduced size, weight, and price point. Secondly, these same improvements allow us to access broad general measurement markets that previously did not consider laser measurement to be a viable option. These markets include commercial material measurement and estimation, engineering construction, Forestry, and landscape design. Additional market opportunities for our Professional Measurement product line include the mapping, mining, environmental, telecommunication, and utility industries. Domestically, we currently market to such industries through our dealer network which is directed by regional sales managers.

Presently, our distributors in China, Spain, Japan, Malaysia and the Czech Republic account for the highest volume of Professional Measurement products purchased internationally. We currently market our Professional Measurement products through foreign distribution channels to similar industries as those noted above for domestic distribution. As of September 30, 2002, we have established distributors for our Professional Measurement product line in approximately 44 foreign countries.

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

Industrial Control Products

Pursuant to our contract with Telemotive, laser sensors developed and manufactured by us were integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments, Telemotive had received exclusive rights to sell the sensors within the material handling market. In fiscal 2002, our agreement with Telemotive was terminated, ending their exclusive rights and allowing us to freely market the product. Telemotive did, however, continue to place limited orders for the product in late fiscal 2002.

International Service Center

During Fiscal 2001, we officially certified Tele-Traffic (UK) Ltd. in Warwick, England as a designated full service center for all of LTI's traffic safety products. Tele-Traffic was one of the first authorized dealers for Laser Technology and has now become one of our top-ranked European dealers. While we have trained and authorized many dealers and customers worldwide to do most repairs, this is the first center authorized to perform full service. Tele-Traffic can service both warranty and non-warranty traffic safety products for customers in Europe, Middle East and North Africa. Service time and shipping costs are reduced because of their proximity to the market. Also, the inconvenience of customs clearance is eliminated in many cases due to cooperative trade agreements among European countries.

Internet Marketing Initiative

We have maintained an Internet presence through our website since 1995, and have taken full advantage of the expanding e-commerce and marketing capabilities of the World Wide Web. Our website address is www.lasertech.com. By providing current and potential customers with 24-hour, seven-days-a-week access to technical support, product updates, and training tools over the Internet, we have expanded our role as a value-added provider of measuring solutions and technology in our identified markets.

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

Backlog

As of September 30, 2002 and 2001 we had a backlog in sales of approximately $717,396 and $498,061, respectively. This backlog is primarily attributed to sales of our ASIC and Traffic Safety products. Fiscal 2002 back orders are scheduled for delivery during fiscal 2003.

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

The ranging capabilities of our hand-held laser speed detection systems are also used by law enforcement agencies to gather measurement information during accident reconstruction and investigation. In 1995, we introduced QuickMap, which enhanced the Marksman's use by law enforcement agencies for quickly collecting and processing information at accident sites and crime scenes. With the introduction of the UltraLyte 200, we further enhanced the surveying capabilities of the laser speed detection device by integrating an electronic inclinometer. When used with the QuickMap product, the UltraLyte 200 becomes both a speed measurement and mapping instrument.

Our laser speed detection instruments provide additional capabilities distinct from market competitors. SpeedStat, a statistical compilation software package, automatically gathers and formats traffic survey data on a portable computer when used with the Marksman or UltraLyte. This allows traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently than with previous methods. The Distance Between Cars option , "DBC", allows our laser speed detection systems to measure the distance and time between two moving vehicles. Additionally, the Marksman and UltraLyte incorporate features to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of such devices is prohibited. The ranging capabilities of the Marksman and UltraLyte are also used by SWAT teams to measure target distances, and in drug interdiction to measure tractor trailers for false compartments.

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

We believe that our hand-held laser speed detection systems are able to compete within this market based upon their proven measurement accuracy, positive vehicle identification, limited court challenges and difficulty in detection by motorists. We further believe that our ancillary Traffic Safety products address applications that provide a competitive advantage over other laser speed measurement devices. In addition, our second generation technology provides a significant competitive advantage by providing lower cost, better ergonomics and greater durability.

Management is aware of competitive photo laser systems developed by Kustom Signals, Inc., by Oshung, a Korean company, by Sodi, an Italian company, and by Poltech, an Australian company. These systems are similar in functionality to the original Laser DigiCam system. Our DigiCam systems also compete in similar markets as conventional photo-radar systems. Because the DigiCam system has a much narrower beam than photo-radar systems on the market, we believe it provides better target identification and increased accuracy. The release of the Micro DigiCam system has provided us with an even greater competitive advantage due to a significantly lower price point. In Brazil there are several very small companies that market a Micro DigiCam type product. They combine several types of competitive lasers that are used in conjunction with various data collectors. Because of privacy laws within the U.S., management believes that primary sales opportunities for the Micro DigiCam will continue to be in international markets, however, we feel there is growing potential in the domestic market as we are seeing more interest within the U.S.

We are aware of a potential competing product to the QuickMap 3D accident investigation system. A new speed laser mapping system developed and marketed by Laser Atlanta has been released, but currently we have limited knowledge of the product, and are not aware of any significant sales to date. In addition, QuickMap 3D competes with traditional accident mapping methods which include measuring wheels and surveying total stations.

Historically, our Professional Measurement products compete with traditional measurement devices. In the domestic market there are two known competitors with laser measurement devices specifically designed for Professional Measurement applications. One by Laser Atlanta, and a second device recently released by LaserCraft. Management also believes that we may compete in international markets with instruments developed and marketed by Riegl, Jenoptik, Leica Geosystems AG, from Switzerland, and MDL, a U.K. company. Due to the recent introduction of reflectorless total stations, several new companies are in direct competition with our Impulse product line. Manufactures of these products include Pentax, Nikon, Sokkia, Topcon, Trimble and Leica Geosystems AG. We compete within this market based upon the quality of information generated by our Professional Measurement products and the time saving features they provide as compared to traditional instruments. Also, management believes that the Impulse series competes within this market because of their reduced size, weight and price point as compared to other systems.

Our MapStar Compass Module competes with a similar product marketed by MDL, but we believe the MapStar provides greater accuracy and functionality as compared to the competing unit. In addition, several companies produce laser distance measurement instruments which incorporate an integrated electronic compass, similar to our previous Criterion laser. These include Laser Atlanta, LaserCraft and Leica Geosystems AG. The only known competition for the Mapstar Angle Encoder Module is similar products marketed by Laser Atlanta and MDL.

The industrial laser distance sensors marketed through Telemotive were developed to replace existing radio frequency based distance measuring devices. Pursuant to the terms of the former contract, Telemotive had exclusive rights to the material handling market for any laser sensors developed under the contract by us, in return for minimum guaranteed purchases of the sensors. The Telemotive contract was terminated during fiscal 2002.

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

Our consumer products marketed by Bushnell compete primarily with products sold by Nikon Inc., a Japan-based company, some of which are developed by Asia Optical Co., Inc., a Taiwan-based company. We are also aware of consumer products sold by Leica Camera AG, NewCon International LTD., a Canadian company, and OptiLogic of the United States.

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

Costs associated with patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $66,500, $130,000 and $148,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

We currently have 38 United States patents granted which relate to our various product lines and protect our proprietary technology. Two of these patents relate to rights acquired as part of the Multiwave transaction.

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

In fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to our Professional Measurement product line, specifically our proprietary software that enables an interface between our laser products and GPS for field data collection in the G.I.S. mapping process. Additionally, we were granted a patent on our technology providing the capability of transmitting data using pulses of light generated from our laser range-finders. This patent expires in July 2013. A seventh patent was issued, expiring in November 2013, related to the low cost design aspects of the consumer product developed for Bushnell.

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

During fiscal 2000, one patent was issued, expiring in August of 2017, relating to our low-cost consumer product design technology. Another patent, expiring in August 2017, relates to a lower cost technique for producing an industrial sensor. We were issued a third patent, expiring in July 2017, related to an industrial sensor design. A fourth patent issued, expiring in January 2017, relates to performance improvements for a laser sensor shooting through fog. A patent was also issued, expiring in March 2018, relating to a laser consumer product. Another patent issued, expiring in July 2018, relates to a method for remotely measuring target reflectivity. A seventh patent, expiring in April 2018, relates to technology acquired in the Multiwave Sensor transaction, referencing a remote sensor head.

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

During fiscal 2002, a patent was issued relating to a remote sensor head design and will expire in April 2020. Another patent, expiring in 2017, relates to an industrial positioning sensor. A third patent, expiring in 2017, is a continuation of one of our patents relating to the low-cost consumer design technology.

To date, two additional United States patent applications have been filed. One of these relates to our Traffic Safety Micro DigiCam product, and the other to a forestry application of our Professional Measurement technology.

We extend many of our domestic patent filings into foreign applications. Currently we have been issued ten foreign patents in various countries. During fiscal 2002, two foreign patents, expiring in 2018, were issued. Both of these patents relate to our Professional Measurement technology. We also have twenty-four patents pending in foreign countries related to U.S. patents issued or applications filed.

Patent Licensing Agreements

In 1995, we completed, together with Bushnell, development of the Yardage Pro 400 consumer laser range finder. This product, formerly known as the LyteSpeed 400, initiated a whole line of consumer products which are manufactured and marketed by Bushnell to certain sporting markets, primarily the hunting and golfing industries. Pursuant to our agreement with Bushnell, we receive ongoing royalties on cumulative net sales of these products, while retaining all ownership of patents and trade secrets of the technology underlying their development.

In September 1996, we agreed to license to Kustom Signals and LaserCraft, a patent relating to our hand-held laser speed detection system. Kustom markets a laser speed measurement device along with radar speed measurement devices and other traffic safety equipment. In fiscal 1996, we gave notice to Kustom that it was potentially infringing our patent by making and selling laser-based speed measurement devices manufactured for them by LaserCraft. Although Kustom and LaserCraft did not acknowledge infringement of our patent, they entered into a license agreement with us. The agreement granted Kustom and LaserCraft the nonexclusive rights to manufacture and sell laser-based speed measurement devices incorporating features covered by our patent. In consideration for the license agreement, we received a prepayment of licensing fees for a predetermined number of licensed devices sold by Kustom and receive license fees for each licensed device sold by Kustom. Additionally, we will receive running license fees for each licensed device sold by LaserCraft, except for those devices that are manufactured for Kustom for resale.

In November 1997, together with Bushnell, we entered into a licensing agreement with Tasco Sales, Inc. Under the agreement, we and Bushnell agreed to license certain patents related to the Yardage Pro consumer laser range-finder. Tasco marketed a laser range-finder, developed by Asia Optical, a Taiwanese company, that competes with the Yardage Pro series of range-finders. We and Bushnell have agreed to provide Tasco with the nonexclusive rights to market a laser range-finder incorporating certain features covered by claims of patents held by us and Bushnell. Pursuant to this agreement, we and Bushnell receive licensing fees based on a percentage of Tasco's gross sales. We believe Tasco has discontinued sales of the licensed product.

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

In 1999, we entered into a license agreement with Laser Atlanta Optics, Inc. involving a patent relating to our hand-held laser speed detection system. Under this agreement, we granted Laser Atlanta the nonexclusive right to manufacture and sell laser-based speed measurement devices incorporating features covered by the claims of the patent. In consideration for the license agreement, we receive licensing fees as a percentage of net sales on each licensed device sold by Laser Atlanta.

Government Regulation

Our laser products emit optical energy in a narrow spectrum and are regulated by the FDA and subject to approval by certain foreign governments. FDA regulations impose eye safety requirements on our products and governments of most foreign countries have similar regulations. All of our standard production products comply with FDA Class 1 eye safety regulations. In addition, some of our Traffic Safety products have been given similar international ratings by laboratories in Austria and Germany.

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

Historically, there were four states within the U.S. that required the passage of specific state legislation to enable the use of new technological developments in speed enforcement. As of September 30, 2002, legislation has been passed approving the use of laser-based speed measurement devices as an acceptable means of speed enforcement in Florida, North Carolina and Virginia. Management is currently unable to ascertain when legislation will be passed in Pennsylvania and there is no assurance that such legislation will be passed.

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

Some international government agencies, primarily in Europe, are beginning to require ISO 9000 certification of their equipment suppliers. This certification reflects a manufacturer's compliance with quality standards recognized by the Geneva-based International Organization for Standardization, a worldwide federation of approximately 130 countries. ISO certification also provides a framework for quality management and quality assurance recognized by most developed countries. In fiscal 2000, we received our initial ISO 9001 certification of our manufacturing and operating facilities, and in fiscal 2002, we were re-certified for ISO 9001 compliance. Currently, only one of our international customers, Italy, requires ISO 9000 certification, specifically for manufacturers of Traffic Safety products. We believe the trend in the future will be that more government agencies will begin to require ISO 9000 certification of suppliers.

Over the last few years, many countries in Europe have begun to require "Electromagnetic Compliance" testing of any electronic product imports. The guidelines for this testing verifies compliance in the areas of interfering signal emission and immunity, as well as protection against electrostatic discharge damage. A product that has successfully passed this testing receives a special marking known as a "CE" mark. This marking is universally recognized and identifiable by participating countries in the European Union. To date, the Marksman, UltraLyte and Impulse product families have all successfully passed compliance testing and are marked with the "CE" label for most shipments to Europe.

Our laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries.

Employees

Management considers our employees to be a valuable asset to our continuing success, and feels the relations between management and employees are good. As of September 30, 2002, we employed seventy-seven persons, consisting of thirteen management personnel, twenty employees engaged in the sales and marketing activities, twelve engineering personnel, twenty-three production related personnel, three employees in customer service and six administrative and office personnel. In addition to our full-time employees, we use the services of three contractual engineers and one contractual marketing representative. Due to an anticipated economic slowdown in fiscal 2001, the Board of Directors imposed a hiring and wage freeze in the second fiscal quarter. To date, this directive is still in place.

Recent Events

On September 26, 2002, a Schedule 13D was filed with the SEC by David Williams, former President of Laser Technology, on behalf of a shareholder group. Included in the group filing the Schedule 13D are three of our current directors, Jeremy
G. Dunne, H. Deworth Williams and Edward F. Cowle, and Pamela Sevy our former CFO. In its Schedule 13D, the group states that it is exploring the possibility of acquiring the operating assets, and assuming the indebtedness, of Laser Technology, or exploring some other alternative for the acquisition of our operating business.

On September 27, 2002, the group delivered a proposal to us in the form of a letter of intent. Under the terms of the proposed transaction, the group proposes to acquire all of our tangible and intangible assets and our subsidiaries, except for cash and cash equivalent assets. Subject to certain adjustments, the group proposes to pay us approximately $3,650,000 in cash and to assume essentially all of our liabilities and those of our subsidiaries, except liabilities incurred after the date of the letter of intent, which are not in the ordinary course of business. As a condition of its offer and concurrent with its purchase of non-cash assets, the group proposes that we will pay a cash dividend to our common stockholders of $1.10 per share. The group has also expressed its intent to continue the day-to-day operations of our business following consummation of a transaction. At September 30, 2002, we had 5,486,217 common shares outstanding and cash and equivalents totaling $3,612,637.

Our Board of Directors has appointed a special committee of nonparticipating directors to review the proposal and to retain independent legal counsel and investment advisors as necessary. The special committee has retained Andersen, Weinroth & Co., L.P., a New York based merchant-banker, as its financial advisor to assist in evaluating the proposal. The advisors will also participate in examining any other proposals or strategic alternatives to maximize shareholder value.

The buyer group has indicated that if the proposed acquisition is completed, it anticipates asking our current President, Eric Miller, to remain as part of the management group of the acquired business. The group has agreed to extend the date for acceptance of its letter of intent until such time as the special committee and its financial advisor have completed their evaluation of the terms of the proposal. If the letter of intent is accepted by us, the parties will then have 30 days thereafter to execute a definitive agreement

On December 9, 2002 we received a proposal from Decatur Electronics, Inc. for the purchase of all of our issued and outstanding shares of common stock. Decatur, a manufacturer and marketer of radar-based measurement systems and accessories located in Decatur, Illinois, is not related to the previous letter of intent received from the Williams group.

The Decatur proposal is in the form of a letter of intent and proposes to acquire all of our issued and outstanding shares of common stock at a tentative price of $1.20 per share. The purchase of shares would be financed by the prospective buyer's cash assets and potential bank financing. Decatur gave us until December 20, 2002 to respond to the proposed letter of intent. The proposed letter of intent is subject to review by the special committee of nonparticipating directors that is also reviewing the Williams group proposal. The proposal is also subject to successful completion of adequate due diligence by the prospective buyer and the purchase price could be subject to adjustment due to the results of the due diligence by the buyer.

The special committee has notified both Decatur and the Williams group that the committee deems their offers to be inadequate. Both parties have responded back to the committee that they are willing to re-evaluate their proposals and Decatur has indicated that it will continue to work with the committee beyond the December 20, 2002 deadline set forth in its letter of intent. There can be no assurance that either proposal will result in a definitive agreement or that any prospective suitor will be able to secure adequate cash or requisite bank financing to finalize a purchase or similar transaction. The Special Committee will incur certain expenses, including legal and investment consultants, in connection with the evaluation of these proposals.

ITEM 2. DESCRIPTION OF PROPERTIES

As of September 30, 2002, our Englewood, Colorado facilities provided approximately 22,000 square feet, with a lease agreement expiring in February 2008. In total, our facilities comprise 11,000 square feet of production space, 5,500 square feet allocated to research and development activities and 5,500 square feet is allocated to marketing and administrative.

ITEM 3. LEGAL PROCEEDINGS

On February 8, 2000, we filed a complaint against Nikon, Inc. in U.S. District Court for the District of Colorado (Civ. No. 00-B-272) for selling and using a product infringing one of our patents. On July 26, 2000, we amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by us. On August 9, 2000, Nikon filed an answer and counterclaims, seeking a declaratory judgment that Nikon did not infringe the patents, that the patents are invalid and unenforceable, and that Nikon has been damaged by willful and unfounded assertions of infringement by us. The counterclaims do not quantify the damages sought.

On January 23, 2001, we amended the complaint to add manufacturer Asia Optical Co., Inc. as a defendant. On May 24, 2001, we amended the complaint to include allegations that Nikon and Asia Optical infringed a third patent obtained by the Company.

We are vigorously prosecuting the lawsuit. Discovery has closed in this matter, and the Court recently construed the patent claims and ruled on motions for summary judgment. The Court denied motions for summary judgment with respect to certain claims and granted Defendants' summary judgment as to literal non-infringement on certain claims. Additionally, the Court granted summary judgment in favor of us with respect to Defendants' counterclaims alleging that the patents in suit are invalid. The case is presently scheduled for trial as to literal infringement on certain claims and infringement under doctrine of equivalents as to all claims in April 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended September 30, 2002.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

We currently have an authorized capitalization of 25,000,000 shares of common stock, par value $0.01 per share, and 2,000,000 shares of preferred stock, par value $0.01 per share. The preferred shares may be issued in various series and shall have preference as to dividends and to liquidation of our company. Our Board of Directors may establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. To date, no shares of preferred stock have been issued.

Our common stock is listed on the American Stock Exchange under the symbol LSR. As of September 30, 2002, 5,486,217 common shares were outstanding and we had approximately 967 shareholders of record. The number of shareholders does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of our common stock for each calendar quarterly period as reported on the American Stock Exchange.

                                                     High             Low
                                                     ----             ---

2002
  First Quarter ........................            $1.20            $ .85
  Second Quarter .......................              .95              .62
  Third Quarter ........................              .92              .41
  Fourth Quarter* ......................             1.08              .80
2001
  First Quarter ........................            $1.38            $ .87
  Second Quarter .......................             1.60             1.01
  Third Quarter ........................             1.27              .92
  Fourth Quarter .......................             1.05              .85
2000
  First Quarter ........................            $4.00            $1.25
  Second Quarter .......................             2.38             1.50
  Third Quarter ........................             1.88             1.12
  Fourth Quarter .......................             1.62              .81

* The 2002 fourth quarter reflects the high and low sale prices through December 20, 2002.

Dividends

We have never declared or paid any cash dividends on our common stock. We presently intend to retain earnings to finance future operations, expansion and capital investments. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The following table sets forth, for the three most recent fiscal years, the percentage relationship to net sales of principal items in our statement of operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                       Years Ended September 30,
                                                       -------------------------

                                                       2002      2001      2000
                                                       ----      ----      ----

Net sales ......................................       100%       100%      100%
Cost of goods sold .............................        50         47        46
Gross profit ...................................        50         53        54
Royalty and licensing income ...................         9          9         8
Total operating income .........................        59         62        62
Operating expenses .............................        64         59        58
Settlement and Restructuring Costs .............         0          0         0
Income (loss) from operations ..................        (5)         3         4
Interest and other income, net .................         0          2         1
Income tax (benefit) on income .................        (2)         1         2

Net income (loss) ..............................        (3)%        4%        3%
                                                       ===        ===       ===

The following table provides a breakdown of the net sales and respective percentages of net sales of our various product lines.

                                             Years Ended September 30,
                                             -------------------------

                                        2002           2001             2000
                                        ----           ----             ----

Traffic Safety .................    $ 7,147,874     $ 6,957,280     $ 8,332,207
Percentage of revenues .........             68%             61%             65%
Professional Measurement .......      2,111,526       3,294,255       3,877,196
Percentage of revenues .........             20%             29%             31%
Industrial Controls ............         77,500         240,816         241,810
Percentage of revenues .........              1%              2%              2%
Consumer/Other .................      1,240,317         980,108         269,086
Percentage of revenues .........             11%              8%              2%
Total Revenues .................     10,577,217      11,472,459      12,720,299

Fiscal Year Ended September 30, 2002 Compared to Fiscal Year Ended September 30, 2001

Net sales for the fiscal year ended September 30, 2002 were $10,577,217 compared to $11,472,459 realized during the fiscal year ended September 30, 2001, representing an 8% decrease. In 2002, significant decreases in our Professional Measurement sales had the greatest impact on total revenues. These decreases offset increases in Traffic Safety sales and Consumer product sales.

Sales of our Traffic Safety products increased 3% to $7,147,874 in 2002 from $6,957,280 in 2001. North American Traffic Safety product sales increased 8% to $4,512,664 in 2002 from $4,162,020 in 2001. Improvements reflected increased production by our new salespeople in two regions that were previously underdeveloped. International

Traffic Safety product sales decreased 6% to $2,635,210 in 2002 from $2,795,259 in 2001. Redesign of the upgraded MicroDigicam required new approvals in various government agencies causing delays that negatively impacted sales.

Overall sales of our Professional Measurement products decreased 36% to $2,111,526 in 2002 from $3,294,255 in 2001. North American Professional Measurement product sales decreased 40% to $1,412,681 in 2002 from $2,365,198 in 2001, primarily due to a decline in demand from the telecom industry for GIS equipment and poor sales representation in some of our regions. International sales of our Professional Measurement products decreased 25% to $698,845 in 2002 from $929,057 in 2001 reflecting competition from conventional survey equipment and low cost consumer range finders.

International sales in 2002 were $3,619,040 compared to $3,760,799 realized in 2001 representing a 4% decline. Sales internationally comprised approximately 34% of total revenues in 2002 compared to 33% of our total revenues in 2001.

Gross profit as a percentage of sales was 50% for 2002 compared to 53% in 2001. The decrease in gross profit margins in 2002 was primarily due to lower sales volume and a write down of unusable inventory.

Royalty income earned in 2002 is derived primarily from our agreement with Bushnell for sales of the Yardage Pro series of consumer laser range finders. Royalty income decreased approximately 3% to $998,392 in 2002 from $1,033,129 in 2001. The decrease during 2002 was due primarily to higher sales of the lower cost Yardage Pro Sport and a decrease of reported cross over sales into the professional market by Bushnell.

Total operating expenses increased approximately 1% to $6,820,174 in 2002 from $6,769,882 in 2001. The 2002 increase is attributed to increased legal and research and development expenses. The increase in legal expenses was primarily associated with prosecuting the patent infringement claims. Increased research and development costs were due to a decrease in reimbursable special projects with an increased focus on mainstream product development for next generation projects. These increases were partially offset by a decrease in sales, marketing and administrative expenses.

Increased operating expenses combined with the decrease in overall sales and royalties in 2002 resulted in a net loss for the year. A loss before taxes of $469,022 in 2002 compared to an income before taxes of $522,727 in 2001. After taxes on income, we realized net loss of $285,377 or $.05 basic loss per share in 2002 compared to a net income of $409,113 or $.07 basic earnings per share in 2001.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

Net sales for the fiscal year ended September 30, 2001 were $11,472,459 compared to $12,720,299 realized during the fiscal year ended September 30, 2000, representing a 9.8% decrease. In 2001, significant decreases in our Foreign Traffic Safety and Domestic Professional Measurement sales had the greatest impact on total revenues. These decreases offset increases in Consumer product sales consisting of sales of the new ASIC.

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

Overall sales of our Professional Measurement products decreased 15% from $3,877,196 in 2000 to $3,294,255 in 2001. North American Professional Measurement product sales decreased 19% from $2,906,542 in 2000 to $2,365,198 in 2001, primarily due to delay in product availability, purchased component quality problems and an economic slowdown. International sales of our Professional Measurement products decreased 4% from $970,654 in 2000 to $929,057 in 2001. International sales were negatively impacted by the strong dollar and increased competition that now has reflectorless capabilities in their products.

International sales in 2000 were $4,759,680 compared to $3,760,799 realized in 2001. Sales internationally comprised approximately 37 % of our total revenues in 2000 compared to 33% of total revenues in 2001.

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

Foreign Sales

Foreign sales of our products were 34%, 33% and 37% for the fiscal years ended September 30, 2002, 2001 and 2000, respectively. Management believes that our foreign sales will continue to comprise a significant portion of revenues. Any fluctuation in the U.S. dollar relative to any foreign currency would have an impact on our competition in those markets.

Research and Development Costs

Research and development costs related to the continual development of our products are expensed as incurred and included in operating expenses. Research and development costs totaled approximately $1,353,104, $1,159,561 and $1,274,900 for the years ended September 30, 2002, 2001 and 2000, respectively. Year to year increases in research and development expenditures are primarily attributable to increased product development and investments in pure research to provide for significant future technology and product advancements. The ability to recoup research and development costs from third parties decreased our expense in 2001. Management anticipates a continued commitment to research and development as the engineering department is positioned to support and facilitate future growth.

Cost associated with our patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $67,000, $130,000 and $148,000 for the fiscal years ended September 30, 2002, 2001 and 2000, respectively.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As a result of timing differences associated with the carrying value of depreciable assets and the future benefit of a net operating loss, the Company has recorded a deferred tax asset of $236,903

Liquidity and Capital Resources

Our net working capital at September 30, 2002 was $8,196,231 as compared to working capital of $8,201,411 at September 30, 2001, a decrease of $5,180. Current assets exceeded current liabilities by a ratio of 10 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was 6 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

An increase in deferred income tax of $236,903 and a net loss of $285,377 were the largest items that required funding. Patent costs and purchases of fixed assets required an additional $222,368 of cash. Adjustments to reconcile net income to cash provided by operating activities were bad debt expense of $43,195, depreciation and amortization of $454,109, a write down of Patents of $14,945 with a loss on impaired, contributed and disposed assets of $33,511. The operating activities that provided cash were a reduction of inventory of $1,646,560, a reduction of other assets of $85,426 and a reduction in accounts receivable of $484,389. The other material item that decreased cash was a net decrease of accounts payable, accrued expenses and notes payable of $14,903.

For the twelve months ended September 30, 2002, a net cash decrease of $222,368 from investing activities was due to the purchase of property and equipment of $155,863 and patent costs of $66,505. After repayments of $14,611 on short term debt and capital leases, the increase from operating activities of $2,208,030 produced a net increase in cash and equivalents of $1,971,051. When added to cash on hand at the beginning of the fiscal year, total cash and equivalents at September 30, 2002 stood at $3,612,637. Thus, cash and equivalents alone exceeded total liabilities by $2,692,565 at the end of the period.

Our net working capital at September 30, 2001 was $8,201,411 as compared to working capital of $6,918,219 at September 30, 2000, an increase of $1,283,192. The increase is primarily related to an increase in inventory. Current assets exceeded current liabilities by a ratio of 9.7 to 1. Furthermore, the acid test ratio was in excess of 4.76 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

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

Other

In August 2002, we terminated our lease on 23,000 square feet adjacent to our facilities leaving us with 22,000 leased square footage under a new lease agreement expiring in February 2008. We believe that our current facilities are adequate to meet our needs throughout the foreseeable future.

In order to reduce the impact of currency fluctuations, all of our foreign sales are made in U.S. currency. We generally enforce the use of letters of credit and wire transfers in most of our credit arrangements with most foreign distributors to reduce the risk of uncollected accounts receivable. In fiscal 2001 we decreased our accrual for doubtful accounts to $55,228 to cover the risk of uncollectable accounts receivable. In fiscal 2002 we decreased this accrual to $25,088 which we believe adequately covers our risk of collectability.

Effect of Inflation

We believe that we will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on our revenues, gross profit or results of operations for at least the next twelve months.

New Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

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

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

ITEM 7. FINANCIAL STATEMENTS

Information with respect to this item is contained in the consolidated financial statements appearing in Item 14 of this report. Such information is incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                                   PART III.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 20, 2002, our executive officers and directors are as follows:

Eric A Miller...........   36   President, Chief Executive Officer and Director
Jeremy G Dunne..........   45   Vice President and Director
Roosevelt Rogers........   43   Vice President
H Deworth Williams......   67   Director
Walter R Keay...........   65   Director
Edward F Cowle..........   46   Director
William P Behrens.......   64   Director
Nicholas J Cooney.......   67   Director
Elizabeth A Hearty......   35   Vice President, Treasurer and Secretary

Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Pursuant to our Stock Option Plan for Non-Employee Directors, as of September 30, 2002, options to purchase 30,000 shares were granted and are outstanding to each of five non-employee directors at exercise prices ranging from $1.19 to $1.75 per share. Non-employee directors are compensated for their service on the Board or any committee thereof by an annual retainer of $10,000. Additionally, each director receives $2,000 for each meeting attended in person and $500 for each meeting attended telephonically. Any non-employee director is reimbursed for expenses incurred in connection with their duties as directors and for attendance at Board or committee meetings. Under the Directors Plan, each non-employee director and each newly elected non-employee director is entitled to an option to purchase 30,000 shares of our common stock. The exercise price of each option is the fair market value of our common stock at the date of grant.

Officers serve at the discretion of the Board. There are three committees of the Board. As of September 30, 2002, the Audit Committee consisted of Mr. Walter R. Keay, Mr. Edward F. Cowle and Mr. William P. Behrens, the Compensation Committee consisted of Mr. H. Deworth Williams, Mr. William P. Behrens and Mr. Nicholas J. Cooney and the Special Committee consisted of Mr. Walter R. Keay, Mr. William P. Behrens and Mr. Nicholas J. Cooney.

Eric A. Miller. Mr. Miller has been employed by us since 1988 and has served on our Executive Committee since 1993. He was appointed as President and Chief Executive Officer in March 2000. Mr. Miller served as our Engineering Manager from 1993 to 2000 and was an engineer from 1988 to 1993. In 2001, Mr. Miller became a principal investor in Noteworthy Enterprises, LLC, which owned and operated a restaurant/bar establishment that was sold in 2002 . Mr. Miller graduated in 1987 from DeVry Institute of Technology in Phoenix, Arizona with a B.S. Degree in Electronics.

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

Roosevelt Rogers. Mr. Rogers has been employed by us since 1996 and is currently Vice President. From 1992 to

1996, Mr. Rogers was a Product Manager with MPH Industries, Inc., a subsidiary of MPD, Inc. in Owensboro, Kentucky. From 1990 to 1992, he was Regional Sales Manager with Tech Systems, Inc.; Mobile Video Recording Systems in Atlanta, Georgia. Mr. Rogers was a State Trooper with the Georgia State Patrol in Atlanta, Georgia from 1982 to 1990, and was a police officer with the Roswell Police Department in Roswell, Georgia from 1977 to 1982. Mr. Rogers attended Brescia College in Owensboro, Kentucky studying Business Administration.

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

Edward F. Cowle. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 1992 to 1994, Mr. Cowle was a Senior Vice President -- Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns &Company, also in New York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979.

William P. Behrens. Mr. Behrens is Vice Chairman of Northeast Securities, Inc. where he manages client assets and is responsible for the general brokerage division. From 1965 through September 2001 Mr. Behrens was respectively General Partner, Senior Managing Director and then Chairman and CEO of Ernst & Company and its successor company Investec Ernst & Company. In other securities industry capacities, Mr. Behrens has served as an Exchange Official of the American Stock Exchange since 1985; Director of Options Clearing Corporation and Vice Chairman of NASD District 10 Business Conduct Committee. Mr. Behrens graduated from Bernard Baruch College -- City University of New York.

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

Elizabeth Hearty. Ms. Hearty joined our company in September 1999 as our Controller. In March 2000, Ms. Hearty was elected Corporate Secretary and in September 2002 elected to Vice President and Treasurer. Prior to joining us, Ms. Hearty was President and Director of DataVision Security Services in Englewood, Colorado from 1996 to 1999. From 1990 to 1996, she served as Controller of InterCap Funds, Joint Venture. Ms. Hearty received a B.S. degree in accounting from the University of Colorado in 1989.

ITEM 10. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any current employment agreements as of September 30, 2002. However, in April 2002, we renewed a consulting agreement with Knickerbocker Capital, Inc., whose principle is Walter R. Keay, one of our directors. Pursuant to the agreement, Mr. Keay is to provide certain consulting services to us.

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

                           SUMMARY COMPENSATION TABLE

                                                                             Other Annual     Restricted         All Other
Name and Principal Position             Year         Salary         Bonus    Compensation     Stock Award       Compensation
---------------------------             ----         ------         -----    ------------     -----------       ------------
Eric A Miller .....................     2002         $100,000
President, CEO and Director .......     2001         $100,000      $    --      $    --          $  --              $ --
                                        2000           83,455       17,664           --             --                --

Jeremy Dunne, .....................     2002         $122,500
Vice President and Director .......     2001          122,500           --           --             --                --
                                        2000           98,116       21,308           --             --                --

Roosevelt Rogers ..................     2002         $ 55,000                    60,850
Vice President ....................     2001           55,000           --       67,359             --                --
                                        2000           53,750                    58,750             --                --

Blair Zykan, ......................     2002
Former President, CEO .............     2001               --           --           --             --                --
                                        2000           82,952           --           --          8,333*               --

* During 1999 Mr. Zykan entered into an employment agreement that provided for a Deferred Share Award of 25,000 shares of our stock, vesting one third at the date of grant and one third each year thereafter until fully vested.

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

As of September 30, 2002, the total number of shares of common stock subject to all awards under the employee plan could not exceed 1,000,000.

As of September 30, 2002, options to purchase 790,100 shares of our common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 660,366 options were exercisable at September 30, 2002. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee (subject to certain exceptions contained in the employee plan).

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

On April 21, 2000 the shareholders approved the amendment to the director plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of September 30, 2002, pursuant to the amended plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.19 to $1.75 per share. Options granted under the director plan vest one-third each year for three years and expire five or ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director (subject to certain exceptions contained in the plan). At September 30, 2002, 150,000 options were outstanding and 90,000 were exercisable pursuant to the director plan.

The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by us.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information, to the best of our knowledge as of December 12, 2002, regarding beneficial ownership of our common stock by:

o each person known to us to own beneficially more than 5% of our common stock;

o     each of the named executive officers;

o     each or our directors; and

o     all executive officers and directors as a group.

Name and Address of                                                                 Number of Shares        Percentage of
Beneficial Owner                                                                 Beneficially Owned(1)        Ownership
----------------                                                                 ---------------------        ---------
Jeremy G. Dunne (2) .......................................................              450,334                  8.1%
  6246 Red Canyon Dr, Apt H
  Highlands Ranch, Colorado 80130

Eric A. Miller (3) ........................................................               95,500                  1.7%
  4540 S. Jason Street
  Englewood, Colorado 80110

H. Deworth Williams (4) ...................................................              599,007                 10.9%
  P.O. Box 2148
  Park City, Utah 84060

David Williams (5) ........................................................              388,686                  7.0%
  1501 W. Dry Creek Road
  Littleton, Colorado 80210

Walter R. Keay (6) ........................................................               20,000                  0.4%
  4593 Newhope Road
  Pineville, PA 18946

Edward F. Cowle (7) .......................................................              216,625                  3.9%
  6 East 45th Street 10th Floor
  New York, NY 10017

William P. Behrens (8) ....................................................               30,000                  0.5%
  100 Wall Street
  New York, NY 10005

Nicholas J. Cooney (9) ....................................................               35,000                  0.6%
  116 Central Park South
  New York, NY 10019

Roosevelt Rogers (10) .....................................................               26,000                  0.5%
  22165 Pebble Brook
  Parker, CO 80138

Elizabeth A. Hearty (11) ..................................................                6,667                  0.1%
  334 Lincoln Street
  Denver, CO 80203

Directors and officers as a group (9 persons) (12).........................            1,479,133                 25.6%

      (1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 12, 2002 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.

      (2) Includes 101,584 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.

      (3) Includes 62,000 shares, which may be acquired by Mr. Miller pursuant to the exercise of stock options exercisable within sixty days.

      (4) Includes 20,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.

      (5) Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.

      (6) Includes 20,000 shares, which may be acquired by Mr. Keay pursuant to the exercise of stock options exercisable within sixty days.

      (7) Includes 20,000 shares, which may be acquired by Mr. Cowle pursuant to the exercise of stock options exercisable within sixty days.

      (8) Includes 20,000 shares, which may be acquired by Mr. Behrens pursuant to the exercise of stock options exercisable within sixty days.

      (9) Includes 20,000 shares, which may be acquired by Mr. Cooney pursuant to the exercise of stock options exercisable within sixty days.

      (10) Includes 26,000 shares, which may be acquired by Mr. Rogers pursuant to the exercise of stock options exercisable within sixty days.

      (11) Includes 6,667 shares, which may be acquired by Ms. Hearty pursuant to the exercise of stock options exercisable within sixty days.

      (12) Includes 296,251 shares, which may be acquired by officers or directors within sixty days pursuant to the exercise of stock options at various prices.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a marketing and consulting agreement with Laser Innovations International, Inc., whose principal is David Williams. Mr. Williams is the beneficial owner of more than 5% of our outstanding common stock and was formerly our President, CEO and director. Laser Innovations sells our products to certain international markets and its sales comprised 17% and 17% of our total sales during fiscal years 2002 and 2001, respectively.

Two members of our Board of Directors, H. Deworth Williams and Edward F. Cowle have entered into a joint venture relationship with GHF International Trading, Ltda, a Brazilian company. GHF is associated with Laser Technology as a dealer for our Traffic Safety products and has been distributing the products in Brazil for approximately the last six years. During fiscal years 2002 and 2001, GHF purchased products from us in the amounts of approximately $57,000 and $61,000, respectively. GHF has been seeking investment capital to further develop the market for our products in Brazil and Messrs. Williams and Cowle have provided such capital.

ITEM 13. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

                                    PART IV.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report:

      1. Financial statements.

      The consolidated financial statements included in this item are indexed on page F-1, Index to Consolidated Financial Statements.

      2. Financial statement schedules and supplementary information required to be submitted.

      Schedule I -- Valuation and Qualifying Accounts

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

      10.15(3)  Employee Stock Option Plan

      10.16(3)  Non-Employee Director Plan

      10.17(7)  Employment Agreement between Registrant and Blair Zykan

      10.18(7)  Employment Agreement between Registrant and Brian Abeel

      16.0(4)   Letter from BDO Seidman, LLP

      17.1(5)   Resignation of Director Letter -- Richard D. Sayford

      17.2(5)   Resignation of Director Letter -- F. James Lynch

      17.3(5)   Resignation of Director Letter -- William R. Carr

      21.1(7)   Subsidiaries

      99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company's Form S-1 registration statement, file no. 1-11642.

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

      (b) Reports on Form 8-K:

      The Registrant filed a report on Form 8-K on September 27, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Laser Technology, Inc.


                                       By: /s/ Eric A. Miller
                                           -------------------------------------
                                           Eric A. Miller
                                           President and Chief Executive Officer
                                           December 30, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

        Signature                              Title                                  Date
        ---------                              -----                                  ----
 /s/ Eric A. Miller               President and Chief Executive Officer         December 30, 2002
------------------------
 Eric A. Miller


 /s/ Jeremy G. Dunne              Vice President and Director                   December 30, 2002
------------------------
 Jeremy G. Dunne


 /s/ Elizabeth Hearty             Vice President, Treasurer and Secretary       December 30, 2002
------------------------
 Elizabeth Hearty


 /s/ H. Deworth Williams          Director                                      December 30, 2002
------------------------
 H. Deworth Williams


 /s/ Edward F. Cowle              Director                                      December 30, 2002
------------------------
 Edward F. Cowle


 /s/ Walter R. Keay               Director                                      December 30, 2002
------------------------
 Walter R. Keay


 /s/ William P. Behrens           Director                                      December 30, 2002
------------------------
 William P. Behrens


 /s/ Nicholas J. Cooney           Director                                      December 30, 2002
------------------------
 Nicholas J. Cooney

                                                                  Certifications

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Eric A. Miller, Chief Executive Officer of Laser Technology, Inc. (the "registrant"), certify that:

      1. I have reviewed this annual report on Form 10-KSB of Laser Technology, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002


/s/ ERIC A. MILLER

Eric A. Miller
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth Hearty, Principal Accounting Officer of Laser Technology, Inc. (the "registrant"), certify that:

1. I have reviewed this annual report on Form 10-KSB of Laser Technology, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 30, 2002


/s/ ELIZABETH HEARTY

Elizabeth Hearty
Principal Accounting Officer

                             LASER TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2002 and 2001

                                 C O N T E N T S

Independent Auditors' Report...............................................  F-1

Consolidated Balance Sheets................................................  F-2

Consolidated Statements of Operations......................................  F-4

Consolidated Statements of Stockholders' Equity............................  F-5

Consolidated Statements of Cash Flows......................................  F-6

Notes to the Consolidated Financial Statements.............................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Laser Technology, Inc. and Subsidiaries
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and Subsidiaries as of September 30, 2002 and 2001 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Technology, Inc. and Subsidiaries at September 30, 2002 and 2001 and the consolidated results of their operations and their cash flows for the years ended September 30, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the schedule attached presents fairly, in all material respects, the information set forth therein.


HJ & Associates, LLC
Salt Lake City, Utah
November 13, 2002

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                  September 30,
                                                           ----------------------------
                                                               2002             2001
                                                           -----------      -----------
CURRENT ASSETS

   Cash and cash equivalents                               $ 3,612,637      $ 1,641,586
   Investments (Note 2)                                             --               --
   Trade accounts receivable (Note 8), less allowance
    of $25,088 and $55,228 for doubtful accounts             1,835,641        2,363,225
   Royalties receivable                                        475,245          443,713
   Inventories (Note 3)                                      2,846,880        4,493,440
   Deferred income tax benefit (Note 6)                        236,903               --
   Income tax prepayment                                        13,787            8,406
   Prepaids and other current assets                            95,210          186,017
                                                           -----------      -----------

     Total Current Assets                                    9,116,303        9,136,387
                                                           -----------      -----------

PROPERTY AND EQUIPMENT, (NET) (Note 4)                         540,085          788,983
                                                           -----------      -----------

OTHER ASSETS

   Other assets                                              1,037,260        1,068,559
                                                           -----------      -----------

     Total Other Assets                                      1,037,260        1,068,559
                                                           -----------      -----------

     TOTAL ASSETS                                          $10,693,648      $10,993,929
                                                           ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         September 30,
                                                                -------------------------------
                                                                    2002               2001
                                                                ------------       ------------
CURRENT LIABILITIES

   Accounts payable                                             $    651,996       $    593,271
   Accrued expenses                                                  268,076            327,094
   Notes payable - current (Note 9)                                       --             14,611
                                                                ------------       ------------

     Total Current Liabilities                                       920,072            934,976
                                                                ------------       ------------

     Total Liabilities                                               920,072            934,976
                                                                ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 5)

   Preferred stock; par value $0.01; 2,000,000 shares
    authorized; -0- and -0- shares issued and outstanding,
    respectively                                                          --                 --
   Common stock; par value $0.01; 25,000,000 shares
    authorized, 5,710,867 shares issued and 5,486,217
    outstanding                                                       57,109             57,109
   Additional paid-in capital                                     10,314,226         10,314,226
   Stock subscription receivable                                          --                 --
   Treasury stock at cost, 224,650 and 224,650 shares,
    respectively                                                    (194,259)          (194,259)
   Retained earnings (deficit)                                      (403,500)          (118,123)
                                                                ------------       ------------

     Total Stockholders' Equity                                    9,773,576         10,058,953
                                                                ------------       ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 10,693,648       $ 10,993,929
                                                                ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                          For the Years Ended
                                                              September 30,
                                           -----------------------------------------------
                                                2002             2001              2000
                                           ------------       -----------      -----------
SALES, NET (Note 8)                        $ 10,577,217       $11,472,459      $12,720,299

COST OF GOODS SOLD                            5,249,501         5,416,379        5,802,123
                                           ------------       -----------      -----------

     Gross Profit                             5,327,716         6,056,080        6,918,176
                                           ------------       -----------      -----------

OTHER REVENUES

   Royalty and licensing revenues               998,392         1,033,129          959,015
                                           ------------       -----------      -----------

     Total Other Revenues                       998,392         1,033,129          959,015
                                           ------------       -----------      -----------

TOTAL OPERATING INCOME                        6,326,108         7,089,209        7,877,191

OPERATING EXPENSES

   General and administrative                 6,820,174         6,769,882        7,361,190
                                           ------------       -----------      -----------

     Total Operating Expenses                 6,820,174         6,769,882        7,361,190
                                           ------------       -----------      -----------

INCOME (LOSS) FROM OPERATIONS                  (494,066)          319,327          516,001

INTEREST AND OTHER INCOME, NET                   25,044           203,400           59,211
                                           ------------       -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES              (469,022)          522,727          575,212

Income tax expense (benefit) (Note 6)          (183,645)          113,614          233,800
                                           ------------       -----------      -----------

NET INCOME (LOSS)                          $   (285,377)      $   409,113      $   341,412
                                           ============       ===========      ===========

BASIC INCOME (LOSS) PER SHARE              $      (0.05)      $      0.07      $      0.07
                                           ============       ===========      ===========

DILUTED INCOME (LOSS) PER SHARE            $      (0.05)      $      0.06      $      0.06
                                           ============       ===========      ===========

BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                        5,486,217         5,446,633        5,011,220
                                           ============       ===========      ===========

DILUTED WEIGHTED AVERAGE SHARES               5,486,217         6,401,833        5,642,720
                                           ============       ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                           Common Stock         Additional                               Retained         Total
                                      ----------------------      Paid-In      Treasury   Subscription   Earnings      Stockholders'
                                         Shares      Amount       Capital        Stock     Receivable    (Deficit)        Equity
                                      ----------    --------   ------------   ---------   ------------   ---------    -------------
Balance,
 September 30, 1999                    5,244,201    $ 52,442   $  9,708,245   $(194,259)    $(19,537)    $(868,648)   $  8,678,243

Resolution of deferred award              (8,334)        (83)       (12,943)         --       19,537            --           6,511

Net income for the year ended
 September 30, 2000                           --          --             --          --           --       341,412         341,412
                                      ----------    --------   ------------   ---------     --------     ---------    ------------

Balance,
 September 30, 2000                    5,235,867      52,359      9,695,302    (194,259)          --      (527,236)      9,026,166

Shares issued in settlement              475,000       4,750        618,924          --           --            --         623,674

Net income for the year ended
 September 30, 2001                           --          --             --          --           --       409,113         409,113
                                      ----------    --------   ------------   ---------     --------     ---------    ------------

Balance,
 September 30, 2001                    5,710,867      57,109     10,314,226    (194,259)          --      (118,123)     10,058,953

Net Income (loss) for the year
 ended September 30, 2002                     --          --             --          --           --      (285,377)       (285,377)
                                      ----------    --------   ------------   ---------     --------     ---------    ------------

Balance, September 30, 2002            5,710,867    $ 57,109   $ 10,314,226   $(194,259)    $     --     $(403,500)   $  9,773,576
                                      ==========    ========   ============   =========     ========     =========    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                     For the Years Ended
                                                                         September 30,
                                                         ---------------------------------------------
                                                             2002            2001              2000
                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                     $  (285,377)     $   409,113      $   341,412
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                           454,109          556,314          563,452
     Bad debt expense                                         43,195           43,189           24,551
     Stock issued for deferred services                           --               --            6,511
     Deferred income taxes                                  (236,903)          60,000          288,000
     (Gain) loss on sale of equipment                          2,001          (85,885)           3,201
     Fixed assets donated to charity                           2,174               --               --
     Loss on abandonment of patents                           14,945               --               --
     Loss on impairment of fixed assets                       29,336               --               --
   Changes in operating assets and liabilities:
     Trade accounts and other receivables                    484,389          317,930          763,565
     Royalties receivable                                    (31,532)        (442,016)         394,593
     Inventories                                           1,646,560       (1,396,578)        (249,127)
     Other assets                                             85,426          (78,632)         179,500
     Accounts payable and accrued expenses                      (293)        (194,917)        (588,488)
                                                         -----------      -----------      -----------

       Net Cash Provided (Used) by Operating
        Activities                                         2,208,030         (811,482)       1,727,170
                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of property and equipment                   --          110,978           13,595
   Purchases of property and equipment                      (155,863)        (189,912)        (195,967)
   Purchases of investments                                       --         (261,270)        (471,608)
   Proceeds from sale of investments                              --          983,000          450,139
   Patent costs paid                                         (66,505)        (130,336)        (148,387)
                                                         -----------      -----------      -----------

       Net Cash Provided (Used) by Investing
        Activities                                          (222,368)         512,460         (352,228)
                                                         -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from note payable                                     --               --               --
   Payments on long-term debt                                (14,611)         (83,480)        (107,930)
                                                         -----------      -----------      -----------

       Net Cash (Used) by Financing Activities               (14,611)         (83,480)        (107,930)
                                                         -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                          1,971,051         (382,502)       1,267,012

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                                         1,641,586        2,024,088          757,076
                                                         -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END
 OF YEAR                                                 $ 3,612,637      $ 1,641,586      $ 2,024,088
                                                         ===========      ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                      For the Years Ended
                                                         September 30,
                                               --------------------------------
                                                 2002        2001         2000
                                               -------     --------     -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

CASH PAID FOR:

   Interest                                    $   846     $  3,040     $13,000
   Income taxes                                $84,467     $     --     $ 4,000

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Stock issued for deferred services          $    --     $     --     $ 6,511
   Stock issued for debt settlement            $    --     $623,674     $    --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

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

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            e.    Investments (Continued)

            The Company recognized realized gains (losses) of $-0-, $25,310, and ($10,074) for the years ended September 30, 2002, 2001, and 2000, respectively. Also, as the Company had no investments as of September 30, 2002, or 2001, the Company recorded no unrealized gains or losses for the years ended September 30, 2002 and 2001. The Company recorded unrealized gains of $14,289 for the year ended September 30, 2000.

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

            h.    Patents and Amortization

            In accordance with Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets", patents are carried at cost and when granted, are amortized over their estimated useful lives of 15 to 17 years. There are currently no patents owned for which an indefinite life would be expected. The carrying value of patents is reviewed annually and when circumstances indicate an impairment may have occurred. Identified impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

            i.    Research and Development Costs

            Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses less costs recouped from third parties. Research and development costs totaled $1,353,104, $1,159,561, and $1,274,900, for the years ended September 30, 2002, 2001, and 2000, respectively.

            j.    Taxes on Income

            Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            k.    Basic Income (Loss) Per Share

            SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. The Company has excluded 750,366 common stock equivalents from the calculation of basic loss per share for the year ended September 30, 2002 as they are antidilutive in nature.

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

            SFAS Statement No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. There were no stock options granted during the year ended September 30, 2002.

            m.    Revenue Recognition

            Revenue is recognized upon shipment of goods to the customer. International sales primarily require immediate payment or a letter of credit, other than to customers deemed creditworthy (see Note 8). Royalties and licensing fees are recognized when earned in accordance with the specific terms of each agreement.

            n.    Advertising

            Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 2002, 2001, and 2000 was approximately $192,000, $298,000, and $322,000, respectively.

            o.    Reclassifications

            Certain reclassifications have been made to the 2001 financial statements to conform to the current year's presentation.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            p.    Recent Accounting Pronouncements

            On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) SFAS No. 143, Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this new accounting pronouncement, we currently expect that the effect of SFAS No. 143 on our consolidated financial statements, when it becomes effective, will not be significant.

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

            In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under Statement of Financial Accounting Standards No. 4 (SFAS 4). Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS 145 also amends Statement of Financial Accounting Standards No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). SFAS 145 is effective for financial statements issued after May 15, 2002, and with respect to the impact of the reporting requirements of changes made to SFAS 4 for fiscal years beginning after May 15, 2002. The adoption of the applicable provisions of SFAS 145 did not have an effect on our financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            p.    Recent Accounting Pronouncements (Continued)

            In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
            144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. We are currently reviewing SFAS 146 and intend to implement it no later than January 1, 2003.

NOTE 3 -    INVENTORIES

            Inventories consisted of the following:

                                                           September 30,
                                                   ----------------------------
                                                      2002              2001
                                                   ----------        ----------

            Finished goods                         $  502,445        $  804,133
            Work-in-process                           511,790           937,166
            Raw materials and supplies              1,832,645         2,752,141
                                                   ----------        ----------

                Total                              $2,846,880        $4,493,440
                                                   ==========        ==========

NOTE 4 -    PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following:

                                                           September 30,
                                                   ----------------------------
                                                      2002              2001
                                                   -----------      -----------

            Shop equipment                         $   539,133      $   500,225
            Office equipment                         1,056,908          978,512
            Leasehold improvements                     541,528          669,455
            Automobiles                                 16,613           16,613
            Furniture/fixtures                         301,389          303,627
                                                   -----------      -----------
                                                     2,455,571        2,468,432

            Less accumulated depreciation           (1,915,486)      (1,679,449)
                                                   -----------      -----------

            Total                                  $   540,085      $   788,983
                                                   ===========      ===========

            Depreciation expense was $371,250, $519,024, and $528,455 for the years ended September 30, 2002, 2001, and 2000, respectively.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 5 -    STOCKHOLDERS' EQUITY

            Capital Stock

            At September 30, 2002, the Company had 299,900 shares reserved or available for issuance as follows:

            Common Shares:
                Equity Incentive Plan                                    209,900
                Non-Employee Director Stock Option Plan                   90,000
                                                                         -------

                    Total                                                299,900
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

            Treasury Stock

            The Company accounts for Treasury stock at acquisition cost.

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

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 5 -    STOCKHOLDERS EQUITY (Continued)

            Under the Employee Plan, 1,000,000 shares of the Company's common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 2002, options to purchase 790,100 shares of the Company's common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 660,366 and 605,500 options were exercisable at September 30, 2002 and 2001, respectively.

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

            Under the Director Plan 240,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service from the date of grant. As of September 30, 2002 and 2001, options to purchase 150,000 and 150,000 shares, respectively, of the Company's common stock were outstanding at exercise prices ranging from $1.19 to $1.75 per share of which 90,000 options were exercisable.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 5 -    STOCKHOLDERS EQUITY (Continued)

            A summary of the status of the Company's stock option plans as of September 30, 2002 and 2001 and changes during the years ending on those dates is presented below:

                                                           2002                       2001
                                                  ----------------------      -----------------------

                                                                Weighted                    Weighted
                                                                Average                     Average
                                                                Exercise                    Exercise
                                                   Shares         Price        Shares         Price
                                                  --------      --------      --------      ---------
            Outstanding, beginning of year         955,200      $   3.87       811,500      $    2.99
                Granted                                 --            --       164,500           1.38
                Canceled                           (15,100)        (1.50)      (20,800)          2.39
                Exercised                               --            --            --             --
                                                  --------      --------      --------      ---------

            Outstanding, end of year               940,100      $   2.71       955,200      $    2.86
                                                  --------      --------      --------      ---------

            Exercisable, end of year               750,366      $   3.28       705,500      $    3.87
                                                  --------      --------      --------      ---------

            Weighted average fair value of
             options and warrants granted
             during the year                                    $     --                    $    1.38
                                                                ========                    =========

                                                                     Outstanding                 Exercisable
                                                            -------------------------      --------------------------
                                                              Weighted
                                                              Average        Weighted                        Weighted
                                             Number          Remaining       Average          Number         Average
               Range of                    Outstanding      Contractual      Exercise       Exercisable      Exercise
            Exercise Prices                at 9/30/02          Life           Price         at 9/30/02         Price
            ---------------                -----------      -----------     ---------       -----------     ----------
            $ 1.19 - 1.90                    574,600              4.50      $    1.65         384,866       $    1.81
              2.00 - 2.87                      6,000              6.25           2.87           6,000            2.87
              3.50 - 3.89                     30,250              2.00           3.81          30,250            3.81
              4.00 - 4.25                    324,750              1.82           4.23         324,750            4.23
              4.36 - 4.39                      1,000              3.91           4.39           1,000            4.39
              5.00 - 5.25                      3,500              3.33           5.25           3,500            5.25
                                             -------          --------      ---------         -------       ---------

            $ 1.19 - 5.25                    940,100              3.41      $    2.70         750,366       $    3.27
                                             =======          ========      =========         =======       =========

                    LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 5 -    STOCK HOLDERS EQUITY (Continued)

            In November 2000, the Company granted employees options to purchase 176,600 shares of the Company's common stock at an exercise price of $1.38 per share. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of the grant or, if sooner, three months after the holder ceases to be an employee of the Company, subject to certain exceptions contained in the Employee Plan.

NOTE 6 -    TAXES ON INCOME

            Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely thannot that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

            The provision (benefit) for income taxes for the years ended September 30, 2002, 2001, and 2000 consists of the following:

                                               2002           2001        2000
                                            ---------      --------     --------
            Federal:
                 Current                    $  29,339      $100,844     $     --
                Deferred                     (215,710)           --      230,300

            State:
                 Current                        2,726        12,770        3,500
                 Deferred                          --            --           --
                                            ---------      --------     --------
                                            $(183,645)     $113,614     $233,800
                                            =========      ========     ========

            Net deferred tax assets and liabilities consists of the following components as of September 30, 2002, 2001, and 2000:

                                                2002         2001        2000
                                              --------     -------     --------
            Deferred tax liabilities:
            Accumulated Depreciation          $100,425     $    --     $     --

            Deferred tax assets:
                 Contribution Carryover          6,348      13,310           --
                 NOL Carryover                 130,130          --       75,600
                 Other, net                         --          --      (15,600)
                                              --------     -------     --------
                                               136,478      13,310           --
                                              --------     -------     --------

            Net deferred asset (liability)    $236,903     $13,310     $ 60,000
                                              ========     =======     ========

            A valuation allowance against deferred tax asset has not been established as it is more likely than not that these assets will be realized.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 6 -    TAXES ON INCOME (Continued)

            The difference between the consolidated provision (benefit) for income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2002, 2001, and 2000 are as follows:

                                                                2002           2001          2000
                                                             ---------      ---------      --------
            Amount computed using the statutory rate         $(159,466)     $ 207,040      $203,800
            Increase (decrease) in taxes resulting from:
                       Net Operating Loss - Carryforward            --        (96,286)           --
                       Loss on sale of assets                  (42,241)            --            --
                       Meals                                     9,280             --            --
                       Officer life insurance                    1,442             --            --
                       Other, net                               (2,910)        23,500        30,000
                       Actual vs. estimated bad debt            10,250        (20,640)           --
                                                             ---------      ---------      --------

                       Income tax expense (benefit)          $(183,645)     $ 113,614      $233,800
                                                             =========      =========      ========

            Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 7 -    COMMITMENTS AND CONTINGENCIES

            Legal Proceedings

            In 1999, a class action lawsuit was filed against the Company alleging a misrepresentation of the Company's financial results, thereby artificially inflating the price of the Company's stock. The exposure to liability was approximately $1,474,000. The Company had sought a resolution to these lawsuits by agreeing in principle to settle pending approval by the shareholders. In April 2000, the Company approved a stipulation of settlement. In October 2000, the Courts approved the settlement. The settlement required the Company to pay $850,000 and issue 475,000 shares of common stock to the plaintiffs, for a total cost of $1,453,675. The Company's insurance carrier paid $740,000 of the cash settlement. The Company had previously accrued for the settlement cost in the fiscal year ending September 30, 1999. Associated with this allegation, the Company incurred legal and consulting fees of approximately $1,360,000. In October 2000, 475,000 shares were issued as stipulated in the agreement.

            Retirement Plan

            Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the "Plan"). Eligible employees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee's contribution and may make discretionary profit sharing contributions. For the year ended September 30, 2002 and 2001, no contributions were made by the Company to the Plan.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 7 -    COMMITMENTS AND CONTINGENCIES (Continued)

            Purchase Commitments

            The Company is committed to purchases of raw materials over the next twelve months at the then prevailing market prices. These committed purchases aggregated $50,325 and $0, based on current market prices at September 30, 2002 and 2001, respectively.

            Leases

            The Company has an operating lease agreement for its office and manufacturing facility that expires February, 2008. Rent expense under operating lease agreements was $360,694, $354,852, and $312,526, for the years ended September 30, 2002, 2001 and 2000.

            As of September 30, 2002, future minimum lease payments under operating lease agreements for facilities and automotives are as follows:

                  2003                                           $    175,314
                  2004                                                167,315
                  2005                                                194,176
                  2006                                                201,318
                  2007                                                210,610
                  Thereafter                                           71,236
                                                                 ------------

                                                                 $  1,019,969
                                                                 ============

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

            The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with qualified financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. Cash concentration risks at September 30, 2002 and 2001 were $941,001 and $64,667, respectively.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 8 -    CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF RISK (Continued)

            The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 2002 and 2001:

                                                         2002            2001
                                                     -----------    -----------
            Foreign distributors (a)                 $ 1,012,237    $   954,451
            State and local municipalities (b)           348,731        610,846
            U.S. government agencies (c)                 488,433         12,738
            Other receivables                             11,328        840,418
                                                     -----------    -----------
                                                       1,860,729      2,418,453
            Less allowance for doubtful accounts         (25,088)       (55,228)
                                                     -----------    -----------

            Total                                    $ 1,835,641    $ 2,363,225
                                                     ===========    ===========

            (a) To date, the Company's foreign sales are transacted primarily through distributors.

            (b) The Company's domestic sales of its laser speed instruments have been primarily to state and local law enforcement agencies. These agencies are dispersed across geographic areas.

            (c) Domestically, the Company's sales of its laser distance measurement systems are transacted primarily through distributors.

            For the year ended September 30, 2002, 2001 and 2000, no single customer accounted for more than 10% of sales.

            A summary of the Company's sales by geographic area is as follows:

                                        2002             2001            2000
                                     -----------     -----------     -----------
            Foreign sales:

                Asia                 $   754,522     $ 1,012,341     $ 1,071,282
                Europe                 2,145,812       1,910,455       2,403,590
                Australia                547,001         474,245         733,415
                Other                    171,705         354,758         551,393
                                     -----------     -----------     -----------

            Total foreign sales        3,619,040       3,760,799       4,759,680
            North American sales       6,958,177       7,711,657       7,960,619
                                     -----------     -----------     -----------

                                     $10,577,217     $11,472,456     $12,720,299
                                     ===========     ===========     ===========

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                       September 30, 2002, 2001, and 2000

NOTE 9 -    NOTES PAYABLE

            Notes payable consisted of the following:

                                                                    September 30,
                                                               ----------------------
                                                                 2002          2001
                                                               ---------     --------
            Note payable to a corporation dated April 16,
             1999, 8% interest rate, secured by equipment,
             36 monthly principal and interest payments
             of $2,097                                         $      --     $ 14,611
                                                               ---------     --------

            Total notes payable                                       --       14,611
                                                               ---------     --------

                 Less: current portion                                --      (14,611)
                                                               ---------     --------

            Total Long-Term Debt                               $      --     $     --
                                                               =========     ========

NOTE 10-    SUBSEQUENT EVENTS

            On September 27, 2002, a stockholder group consisting of current and former officers and directors of the Company submitted a proposal to the Board of Directors of the Company to acquire all of the operating assets, excluding cash and cash equivalents, and to assume substantially all of the Company's liabilities in exchange for approximately $3,650,000 cash. As a condition of the offer, the buyers propose that the Company will pay a cash dividend to its common stockholders of $1.10 per share. At September 30, 2002 there were 5,486,217 common shares outstanding.

            On December 9, 2002, the Company received a second proposal from Decatur Electronics, Inc., an unrelated entity, for the acquisition of all of the Company's issued and outstanding common shares in exchange for $1.20 per share of common stock outstanding.

            The Company is currently reviewing both proposals and has hired various consultants to assist in this process as well as to facilitate the evaluation of additional opportunities as they arise.

            The special committee has notified both Decatur and the Williams group that the committee deems their offers to be inadequate. Both parties have responded back to the committee that they are willing to reevaluate their proposals and Decatur has indicated that it will continue to work with the committee beyond the Decenber 20, 2002 deadline set fourth in its letter of intent. There can be no assurance that either proposal will result in a definitive agreement or that any propective suitor will be able to secure adquate cash or requisite bank financing to finalize a purchase or similiar transaction.

                             LASER TECHNOLOGY, INC.

                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS

                         Allowance for Doubtful Accounts

                                          Additions
                             Balance      Charged to                          Balance
                          at Beginning    Costs and                           at End
                             of Year       Expenses       Deductions          of Year
                           ----------     ---------     --------------      -------------
Year Ended
    September 30, 2000     $  250,000     $  24,551     $     (161,881)     $     112,670
Year Ended
    September 30, 2001     $  112,670     $  43,189     $     (100,631)     $      55,228
Year Ended
    September 30, 2002     $   55,228     $  43,195     $      (73,335)     $      25,088