Form 10QSB
period 2002-12-31
LASER TECHNOLOGY INC
filed 2003-02-14
CIK 889899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                |X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

                                       OR

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT

                For the transition period from _______ to ______

                           Commission File No. 1-11642

                             LASER TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)

                    DELAWARE                             84-0970494
       (State or other jurisdiction of                (I.R.S. employer
        incorporation or organization)             identification number)

                7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO 80112
                    (Address of principal executive offices)

                                 (303) 649-1000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

At January 31, 2003, 5,486,217 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                      INDEX

                         PART I: FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements.............................................      2

              Consolidated Balance Sheets................................      3
              Consolidated Statements of Operations......................      4
              Consolidated Statements of Cash Flows......................      5
              Notes to Consolidated Financial Statements.................      6

Item 2. Management's Discussion and Analysis or Plan of Operation             10

              Results of Operations......................................     10
              Liquidity and Capital Resources............................     11
              Risk Factors and Cautionary Statements.....................     12

Item 3.     Controls and Procedures                                           12

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings................................................     13

Item 2. Changes in Securities and Uses of Proceeds.......................     13

Item 3. Defaults Upon Senior Securities..................................     14

Item 4. Submission of Matters to a Vote of Security Holders..............     14

Item 5. Other Information................................................     14

Item 6. Exhibits and Reports in Form 8-K.................................     15

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                                     ASSETS

                                                                          December 31,   September 30,
                                                                              2002            2002
                                                                              ----            ----
                                                                           (Unaudited)
CURRENT ASSETS
          Cash and cash equivalents                                       $ 4,109,450     $ 3,612,637
          Trade accounts receivable, less allowance
            for doubtful accounts of $29,088 and $25,088
            at December 31, 2002 and September 30, 2002, respectively       1,762,212       1,835,641
          Royalties receivable                                                      0         475,245
          Inventories                                                       2,976,365       2,846,880
          Deferred income tax benefit                                         222,884         236,903
          Prepaids and other current assets                                   113,210          95,210
          Income tax prepayment                                                13,787          13,787
                                                                          -----------     -----------

                  Total Current Assets                                      9,197,908       9,116,303

PROPERTY AND EQUIPMENT, net of accumulated
          depreciation and amortization                                       482,520         540,085
                                                                          -----------     -----------

OTHER ASSETS                                                                1,030,170       1,037,260
                                                                          -----------     -----------

                 TOTAL ASSETS                                             $10,710,598     $10,693,648
                                                                          -----------     -----------

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                         December 31,     September 30,
                                                                                             2002             2002
                                                                                             ----             ----
                                                                                         (Unaudited)

CURRENT LIABILITIES
          Accounts payable                                                               $    626,569      $    651,996
          Accrued expenses                                                                    285,531           268,076
                                                                                         ------------      ------------

                   Total Current Liabilities                                                  912,100           920,072
                                                                                         ------------      ------------

                   TOTAL LIABILITIES                                                          912,100           920,072
                                                                                         ------------      ------------

STOCKHOLDERS' EQUITY
          Preferred stock, $.01 par value--shares authorized
          2,000,000; shares issued--none                                                           --                --
          Common stock, $.01 par value-shares
            authorized 25,000,000; shares issued 5,710,867 and 5,486,217 outstanding           57,109            57,109
          Additional paid-in capital                                                       10,314,226        10,314,226
          Treasury stock at cost, 224,650 shares                                             (194,259)         (194,259)
          Retained earnings (deficit)                                                        (378,578)         (403,500)
                                                                                         ------------      ------------

                   Total Stockholders' Equity                                               9,798,498         9,773,576
                                                                                         ------------      ------------

                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                                                $ 10,710,598      $ 10,693,648
                                                                                         ------------      ------------

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Operations
                           For the Three Months Ended
                           December 31, 2002 and 2001
                                   (Unaudited)

                                                            Three Months Ended
                                                               December 31,
                                                               ------------

                                                           2002            2001
                                                           ----            ----
NET SALES                                               $2,645,324     $ 2,466,079
LESS COST OF GOODS SOLD                                  1,241,956       1,188,354
                                                        ----------     -----------

             Gross Profit                                1,403,368       1,277,725

ROYALTY AND LICENSING INCOME                               192,598         221,710
                                                        ----------     -----------

TOTAL OPERATING INCOME                                   1,595,966       1,499,435

OPERATING EXPENSES                                       1,568,378       1,685,795
                                                        ----------     -----------

INCOME (LOSS) FROM OPERATIONS                               27,588        (186,360)

OTHER INCOME (EXPENSE), NET                                 11,353          28,487
                                                        ----------     -----------

INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING ESTIMATE         38,941        (157,873)

CHANGES IN ACCOUNTING ESTIMATE INCOME/(EXPENSE)                  0         (14,945)
                                                        ----------     -----------

INCOME (LOSS) BEFORE TAXES ON INCOME                        38,941        (172,818)

TAXES ON INCOME (BENEFIT)                                   14,019         (62,214)
                                                        ----------     -----------

NET INCOME (LOSS)                                       $   24,922     $  (110,604)
                                                        ==========     ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE                                          $     0.00     $     (0.02)
                                                        ==========     ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                           5,486,217       5,486,217
                                                        ==========     ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                                          $     0.00     $     (0.02)
                                                        ==========     ===========

DILUTED AVERAGE SHARES
  OUTSTANDING                                            6,424,717       5,486,217
                                                        ==========     ===========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                      Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents
                  For the Three Months Ended December 31, 2002
                              and December 31, 2001
                                   (Unaudited)

                                                        December 31,     December 31,
                                                           2002             2001
                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $    24,922      $  (110,604)
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                            106,964          132,104
   Write down of Patent                                           0           14,945

Changes in operating assets and liabilities:
   Trade accounts and royalty receivable                    548,674          670,739
   Inventories                                             (129,485)         326,635
   Deferred income tax benefit                               14,019                0
   Other assets                                             (17,999)          70,616
   Accounts payable and accrued expenses                     (7,972)        (376,740)
                                                        -----------      -----------
Net cash provided by (used in) operating activities         539,123          727,695
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Patent costs paid                                        (14,331)          (9,088)
   Purchases of property and equipment                      (27,979)         (22,249)
                                                        -----------      -----------

Net cash provided by (used in) investing activities         (42,310)         (31,337)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                  0           (6,056)
                                                        -----------      -----------

Net cash used in financing activities                             0           (6,056)
                                                        -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                       496,813          690,302

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              3,612,637        1,641,586
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                            $ 4,109,450      $ 2,331,888
                                                        ===========      ===========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

(Information for the three months ended December 31, 2002 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three month periods ended December 31, 2002 and 2001, (b) the consolidated financial position at December 31, 2002, and (c) the consolidated statements of cash flows for the three month periods ended December 31, 2002 and 2001. The accounting policies followed by the Company are set forth in the Notes to the Consolidated Financial Statements of the Company for the fiscal year ended September 30, 2002. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.    Earnings Per Share

SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Common stock equivalents are not included in the computation of Diluted earnings per share for the three months ended December 31, 2001 because they are antidilutive.

The following is provided to reconcile the earnings per share calculation:

                                                        Three Months Ended
                                                           December 31,
                                                           ------------
                                                      2002              2001
                                                      ----              ----
Basic Earnings Per Common Share:
Numerator
       Net Income (Loss)                           $   24,922       $  (110,604)
Denominator
       Weighted Average Shares                      5,486,217         5,486,217
                                                   ----------       -----------

Per Share Amounts
       Basic Earnings (Loss)                       $     0.00       $     (0.02)
                                                   ==========       ===========

Diluted Earnings Per Common Share:
Numerator
       Net Income (Loss)                           $   24,922       $  (110,604)
Denominator
       Weighted Average Shares                      5,486,217         5,486,217
       Employee & Non Employee
                          Stock Options               938,500                 0
                                                   ----------       -----------

                                                    6,424,717         5,486,217
Per Share Amounts
       Basic Earnings (Loss)                       $     0.00       $     (0.02)
                                                   ==========       ===========

c.    Operating Segments

      The Company's primary operating segments for the three months ended December 31, 2002 and 2001 were as follows:

                                                                                           Three Months Ended
                                                                                           December 31, 2002
                                                                                  Professional
                                                              Traffic Safety       Measurement    Other     Royalties      Total
                                                              --------------       -----------    -----     ---------      -----
Net sales ...............................................       1,714,366            685,697     245,261                2,645,324
Cost of goods sold ......................................         802,656            312,175     127,125                1,241,956
Sales and marketing expenses ............................         471,226            140,762      26,581                  638,569
Gross margin (after sales and marketing expenses)........         440,484            232,760      91,555                  764,799
Royalty and licensing income ............................                                                     192,598     192,598
Total other operating expenses ..........................                                                                 929,809
Income (loss) from operations ...........................                                                                  27,588
Other income (expense), net .............................                                                                  11,353
Income (loss) before taxes on income ....................                                                                  38,941
Taxes on income (benefit) ...............................                                                                  14,019
Net income (loss)  ......................................                                                                  24,922

                                                                                          Three Months Ended
                                                                                           December 31, 2001
                                                                                  Professional
                                                              Traffic Safety       Measurement    Other     Royalties      Total
                                                              --------------       -----------    -----     ---------      -----
Net sales ...............................................       1,652,523            546,767     266,789                2,466,079
Cost of goods sold ......................................         808,125            255,716     124,513                1,188,354
Sales and marketing expenses ............................         491,082            190,487      30,689                  712,258
Gross margin (after sales and marketing expenses)........         353,316            100,564     111,587                  565,467
Royalty and licensing income ............................                                                     221,710     221,710
Total other operating expenses ..........................                                                                 973,537
Income (loss) from operations ...........................                                                                (186,360)
Other income (expense), net .............................                                                                  28,487
Changes in Accounting Estimates (expense) ...............                                                                 (14,945)
Income (loss) before taxes on income ....................                                                                (172,818)
Taxes on income (benefit) ...............................                                                                 (62,214)
Net income (loss) .......................................                                                                (110,604)

d.    Recent Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. We currently expect that the effect of SFAS No. 143 on our consolidated financial statements will not be significant.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. We believe SFAS 144 will not have a significant effect on our consolidated financial statements.

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

In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of the applicable provisions of SFAS 147 did not have an effect on our consolidated financial statements.

In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" (SFAS 148). SFAS 148 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reporting results. SFAS 148 is effective for fiscal years beginning after December 15, 2003. We are currently reviewing SFAS 148.

NOTE 2 - Subsequent Events

Not applicable.

NOTE 3 - Equity Incentive Plan

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

As of December 31, 2002, the total number of shares of common stock subject to all awards under the employee plan could not exceed 1,000,000.

As of December 31, 2002, options to purchase 788,500 shares of our common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 704,167 options were exercisable at December 31, 2002. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee (subject to certain exceptions contained in the employee plan).

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

On April 21, 2000 the shareholders approved the amendment to the director plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of December 31, 2002, pursuant to the amended plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.19 to $1.75 per share. Options granted under the director plan vest one-third each year for three years and expire five or ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director (subject to certain exceptions contained in the plan). At December 31, 2002, 150,000 options were outstanding and 100,000 were exercisable pursuant to the director plan.

The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three Months Ended December 31, 2002 and December 31, 2001

For the three-month periods ended December 31, 2002 and 2001, the following table provides the percentage relationship to net sales of principal items in our Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                            Three Months Ended
                                                                December 31,
                                                                ------------

                                                             2002         2001
                                                             ----         ----

Net sales                                                    100%         100%
Cost of goods sold                                            47           48
                                                             ---          ---
Gross profit                                                  53           52
Royalty and licensing income                                   7            9
                                                             ---          ---
Total operating income                                        60           61
Operating expenses                                            59           68
                                                             ---          ---
Income from operations                                         1           (7)
Interest income, net                                           0            1
                                                             ---          ---
Income before changes in accounting estimates and taxes        1           (6)
Tax (benefit) expense                                          0           (3)
                                                             ---          ---

Net income (loss)                                              1%          (3)%
                                                             ===          ===

Revenues

The following sales analysis provides information as to the percentage of net sales of our primary product lines. Revenues realized from sales of less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                                       Three Months Ended
                                                           December 31,
                                                           ------------

                                                     2002                2001
                                                     ----                ----
Traffic Safety Systems                            $1,714,366         $1,652,523
Percentage of revenues                                    65%                67%

Professional Measurement Systems                     685,697            546,767
Percentage of revenues                                    26%                22%

Other                                                245,261            266,789
Percentage of revenues                                     9%                11%

        Total Revenues                            $2,645,324         $2,466,079
                                                  ==========         ==========

Total revenues for the first quarter ended December 31, 2002 increased 7% to $2,645,324 from $2,466,079 realized in the first quarter ended December 31, 2001. Increased sales of our Traffic Safety and Professional Measurement products offset a slight decline of our other sales.

Traffic Safety sales during the first quarter ended December 31, 2002 increased 4% to $1,714,366 from $1,652,523 realized in the prior year first quarter. North American sales increased 17% to $1,097,767 from $938,851. Sales of our new UltraLyte LRB and UltraLyte Compact products released at the end of fiscal 2002 contributed to the gain. International sales of Traffic Safety products declined 14% to $616,599 from $713,672 due to the delay in shipment of a large order during the quarter.

Sales of our Professional Measurement products increased 25% to $685,697 in the quarter ended December 31, 2002 compared to $546,767 realized in the like period a year earlier. North American sales increased 11% to $326,922 from $295,511 reflecting focused sales and marketing efforts in previously under represented territories. International sales increased 43% to $358,775 from $251,256 reflecting first time sales of Professional Measurement products into regions in Asia.

International sales comprised 37% of net sales for the quarter ended December 31, 2002 compared to 40% for the corresponding quarter ended December 31, 2001. Total International sales for the first quarter were $982,874 compared to $990,035 for the prior year first quarter or less than a 1% decrease.

Gross profit as a percentage of net sales was 53% for the quarter ended December 31, 2002 compared to 52% for the quarter ended December 31, 2001. Consolidating our office space has decreased our overhead that had a positive impact on gross profit and offset some lower margin international sales this quarter.

Royalty and licensing income from our licensees decreased 13% to $192,598 in the quarter ended December 31, 2002 compared to $221,710 in the quarter ended December 31, 2001. Lower royalties reflected adjustments for product returns to our licensee during the quarter. Management believes that royalty income related to our licensing agreements will continue to beneficially impact operating results.

Total operating expenses decreased 7% to $1,568,378 for the quarter ended December 31, 2002 from $1,685,795 for the quarter ended December 31, 2001. The decrease in operating expenses is primarily due to lower legal expenses related to patent litigation, reduced rent expense, a temporary reduction in sales personnel and lower marketing expenses. These reductions were partially offset by additional expenses such as those associated with the formation of the Special Committee of the Board of Directors, their legal fees, and outside financial appraisal advice. Total expenses associated with the evaluation of the proposals received for the quarter were approximately $95,000 and we anticipate additional expenses in the second quarter until the process is complete. Total operating expenses as a percentage of net sales decreased to 59% from 68% for the first quarter.

With an increase in sales, a higher gross profit and a decline in operating expenses we realized income from operations of $27,588 compared to a loss from operations of $186,360 for the quarter ended December 31, 2001. After other income and income tax, we posted a net income of $24,922 in the quarter ended December 31, 2002, or earnings of $.00 per share, compared to a net loss of $110,604 in the quarter ended December 31, 2001, or $.02 loss per share.

Liquidity and Capital Resources

Our net working capital at December 31, 2002 was $8,285,808 compared to working capital of $8,196,231 at September 30, 2002, an increase of $89,577. Current assets exceeded current liabilities by a ratio of 10 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 6 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

An increase in other assets of $17,999 and inventory of $129,485 were the largest operating activities requiring financing. A decrease in accounts payable and accrued expenses required an additional $7,972. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $106,964. The operating activities that provided cash were net income of $24,922, a reduction in accounts receivables of $548,674 and a decrease in deferred income tax benefit of $14,019.

For the quarter ended December 31, 2002, cash used in investing activities of $42,310 was due to the purchase of property and equipment of $27,979 and capitalized patent costs of $14,331. Cash provided by operating activities of $539,123, reduced by expenditures on investing activities resulted in a net increase in cash and equivalents of $496,813. When added to cash on hand at the beginning of the quarter, total cash and equivalents at December 31, 2002 stood at $4,109,450. Thus, cash and equivalents alone comfortably exceeded total liabilities of $912,100 at the end of the period.

Our net working capital at December 31, 2001 was $8,206,521 compared to working capital of $8,201,411 at September 30, 2001, an increase of $5,110. Current assets exceeded current liabilities by a ratio of 15.9 to 1. Furthermore, the acid test ratio was in excess of 8 to 1.

A reduction in accounts payable and accrued expenses of $376,740 and a net loss of $110,604 were the largest items that required funding. Patent and long-term debt costs required an additional $15,144 of funding. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $132,104, and a write down of Patents of $14,945. The operating activities that provided cash were a reduction of inventory of $326,635 and a reduction in accounts receivables of $670,739. The only other item that increased cash was a decrease in prepaid expenses of $70,616.

For the quarter ended December 31, 2001, a net cash decrease of $31,337 from investing activities was due to the purchase of property and equipment of $22,249 and patent costs of $9,088. After expenditures on investing activities, long-term debt and capital leases of $37,393, the increase from operating activities of $727,695 was reduced to reflect a net increase in cash and equivalents of $690,302. When added to cash on hand at the beginning of the quarter, total cash and equivalents at December 31, 2001 stood at $2,331,888. Thus, cash and equivalents alone comfortably exceeded total liabilities of $552,178 at the end of the period.

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

ITEM 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. All such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Accordingly, management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934), are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

On January 23, 2001, we amended the complaint to add manufacturer Asia Optical Co., Inc. ("Asia Optical") as a defendant. On May 24, 2001, we amended the complaint to include allegations that Nikon and Asia Optical infringed a third patent obtained by the Company.

We are vigorously prosecuting the lawsuit. Discovery has closed in this matter, and the Court recently construed the patent claims and ruled on motions for summary judgment. The Court denied motions for summary judgment with respect to certain claims and granted Defendants summary judgment as to literal non-infringement on certain claims. Additionally, the Court granted summary judgment in favor of us with respect to Defendants counterclaims alleging that the patents in suit are invalid. The case is presently scheduled for trial as to literal infringement on certain claims and infringement under doctrine of equivalents as to all claims in April 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the first quarter ended December 31, 2002.

Item 5. Other Information

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

On September 27, 2002, the group delivered a proposal to us in the form of a letter of intent. Under the terms of the proposed transaction, the group proposes to acquire all of our tangible and intangible assets and our subsidiaries, except for cash and cash equivalent assets. Subject to certain adjustments, the group proposes to pay us approximately $3,650,000 in cash and to assume essentially all of our liabilities and those of our subsidiaries, except liabilities incurred after the date of the letter of intent, which are not in the ordinary course of business. As a condition of its offer and concurrent with its purchase of non-cash assets, the group proposes that we will pay a cash dividend to our common stockholders of $1.10 per share. The group has also expressed its intent to continue the day-to-day operations of our business following consummation of a transaction. At December 31, 2002, we had 5,486,217 common shares outstanding and cash and equivalents totaling $4,109,450.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit 99.2 Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Reports on Form 8-K

            On December 20, 2002, a report on Form 8-K was filed with the SEC reporting certain restated financial information under Item 5.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             LASER TECHNOLOGY, INC.
                              7070 South Tucson Way
                            Englewood, Colorado 80112


Date: February 14, 2003         By /s/ Eric A. Miller
-----------------------            ------------------
                                            Eric A. Miller
                                Chief Executive Officer, President and Director


Date: February 14, 2003         By /s/ Elizabeth  A. Hearty
-----------------------            ------------------------
                                             Elizabeth A. Hearty
                                Chief Financial Officer, Treasurer and Secretary

                                                                  Certifications

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Eric A. Miller, Chief Executive Officer of Laser Technology, Inc. (the "registrant"), certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of Laser Technology, Inc.;

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

Date: February 14, 2003


/s/ ERIC A. MILLER
Eric A. Miller
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Elizabeth A. Hearty, Chief Financial Officer of Laser Technology, Inc. (the "registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Laser Technology, Inc.;

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

Date: February 14, 2003


/s/ ELIZABETH A. HEARTY

Elizabeth A. Hearty
Chief Financial Officer