Form 10QSB
period 2003-03-31
LASER TECHNOLOGY INC
filed 2003-05-15
CIK 889899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

At May 10, 2003, 5,486,217 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                      INDEX

                          PART I: FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Item 1. Financial Statements ..............................................    2

            Consolidated Balance Sheets ...................................    2
            Consolidated Statements of Operations .........................    4
            Consolidated Statements of Cash Flows .........................    5
            Notes to Consolidated Financial Statements ....................    6

Item 2. Management's Discussion and Analysis or Plan of Operation .........   11

            Results of Operations .........................................   11
            Liquidity and Capital Resources ...............................   13
            Cautionary Statements Regarding Forward-looking Statements ....   14
Item 3.  Controls and Procedures ..........................................   14

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings .................................................   15

Item 2. Changes in Securities and Uses of Proceeds ........................   15

Item 3. Defaults Upon Senior Securities ...................................   15

Item 4. Submission of Matters to a Vote of Security Holders ...............   15

Item 5. Other Information .................................................   15

Item 6. Exhibits and Reports in Form 8-K ..................................   16

        Signatures ........................................................   17

        Certifications ....................................................   18

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                                     ASSETS

                                                                          March 31,     September 30,
                                                                            2003            2002
                                                                         ----------------------------
                                                                         (Unaudited)
CURRENT ASSETS
           Cash and cash equivalents                                     $ 4,087,365     $ 3,612,637
           Trade accounts receivable, less allowance
              for doubtful accounts of $30,056 and $25,088
              at March 31, 2003 and September 30, 2002, respectively       1,457,084       1,835,641
           Royalties receivable                                                    0         475,245
           Inventories                                                     2,834,041       2,846,880
           Deferred income tax benefit                                       446,135         236,903
           Prepaids and other current assets                                 116,664          95,210
           Income tax prepayment                                              17,574          13,787
                                                                         -----------     -----------

                  Total Current Assets                                     8,958,863       9,116,303

PROPERTY AND EQUIPMENT, net of accumulated
           Depreciation                                                      445,980         540,085
                                                                         -----------     -----------

OTHER ASSETS                                                               1,017,180       1,037,260
                                                                         -----------     -----------

                      TOTAL ASSETS                                       $10,422,023     $10,693,648
                                                                         -----------     -----------

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                             March 31,       September 30,
                                                                                               2003              2002
                                                                                           ------------      -------------
                                                                                            (Unaudited)
CURRENT LIABILITIES
           Accounts payable                                                                $    637,331      $    651,996
           Accrued expenses                                                                     382,926           268,076
                                                                                           ------------      ------------

                      Total Current Liabilities                                               1,020,257           920,072
                                                                                           ------------      ------------

                      TOTAL LIABILITIES                                                       1,020,257           920,072
                                                                                           ------------      ------------

STOCKHOLDERS' EQUITY
           Preferred stock, $.01 par value--shares authorized
           2,000,000; shares issued--none                                                            --                --
           Common stock, $.01 par value-shares
              authorized 25,000,000; shares issued 5,710,867 and 5,486,217 outstanding           57,109            57,109
           Additional paid-in capital                                                        10,314,226        10,314,226
           Treasury stock at cost, 224,650 shares                                              (194,259)         (194,259)
           Retained earnings (deficit)                                                         (775,310)         (403,500)
                                                                                           ------------      ------------

                      Total Stockholders' Equity                                              9,401,766         9,773,576
                                                                                           ------------      ------------

                      TOTAL LIABILITIES AND
                         STOCKHOLDERS' EQUITY                                              $ 10,422,023      $ 10,693,648
                                                                                           ------------      ------------

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.
                      Consolidated Statements of Operations
                       For the Three and Six Months Ended
                             March 31, 2003 and 2002
                                   (Unaudited)

                                                             Three Months Ended                Six Months Ended
                                                                  March 31,                        March 31,
                                                        ----------------------------      ----------------------------
                                                            2003             2002             2003             2002
                                                        -----------      -----------      -----------      -----------
NET SALES                                               $ 2,311,944      $ 2,234,728      $ 4,957,268      $ 4,700,807
LESS COST OF GOODS SOLD                                   1,159,918        1,209,949        2,401,874        2,398,303
                                                        -----------      -----------      -----------      -----------

            Gross Margin                                  1,152,026        1,024,779        2,555,394        2,302,504

ROYALTY AND LICENSING INCOME                                110,861          124,178          303,459          345,888
                                                        -----------      -----------      -----------      -----------

TOTAL OPERATING INCOME                                    1,262,887        1,148,957        2,858,853        2,648,392

OPERATING EXPENSES                                        1,888,580        1,684,477        3,456,955        3,370,272
                                                        -----------      -----------      -----------      -----------

INCOME (LOSS) FROM OPERATIONS                              (625,693)        (535,520)        (598,102)        (721,880)

OTHER INCOME (EXPENSE), NET                                   5,795           21,938           17,148           50,426
                                                        -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING ESTIMATE        (619,898)        (513,582)        (580,954)        (671,454)

CHANGES IN ACCOUNTING ESTIMATE INCOME/(EXPENSE)                  --               --               --          (14,945)
                                                        -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE TAXES ON INCOME                       (619,898)        (513,582)        (580,954)        (686,399)

  TAXES ON INCOME (BENEFIT)                                (223,163)        (184,890)        (209,144)        (247,104)
                                                        -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                       $  (396,735)     $  (328,692)     $  (371,810)     $  (439,295)
                                                        ===========      ===========      ===========      ===========

BASIC EARNINGS (LOSS) PER
  COMMON SHARE                                          $     (0.07)     $     (0.06)     $     (0.07)     $     (0.08)
                                                        -----------      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING                                            5,486,217        5,486,217        5,486,217        5,486,217
                                                        ===========      ===========      ===========      ===========

DILUTED EARNINGS (LOSS) PER
  COMMON SHARE                                          $     (0.07)     $     (0.06)     $     (0.07)     $     (0.08)
                                                        ===========      ===========      ===========      ===========

DILUTED AVERAGE SHARES
  OUTSTANDING                                             5,486,217        5,486,217        5,468,217        5,486,217
                                                        ===========      ===========      ===========      ===========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents
                     For the Six Months Ended March 31, 2003
                               and March 31, 2002
                                   (Unaudited)

                                                          March 31,        March 31,
                                                            2003             2002
                                                        -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $  (371,810)     $  (439,295)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation and amortization                            209,838          262,797
   Write down of Patent                                           0           14,945
   Loss on disposals                                          2,036                0

Changes in operating assets and liabilities:
   Trade accounts and royalty receivable                    853,802        1,076,539
   Inventories                                               12,839          872,837
   Deferred income tax benefit                             (209,232)               0
   Other assets                                             (25,240)        (203,835)
   Accounts payable and accrued expenses                    100,185         (302,088)
                                                        -----------      -----------

Net cash provided by (used in) operating activities         572,418        1,281,900
                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Patent costs paid                                        (22,921)         (10,589)
   Purchases of property and equipment                      (74,769)         (52,248)
                                                        -----------      -----------

Net cash provided by (used in) investing activities         (97,690)         (62,837)
                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                  0          (12,212)
                                                        -----------      -----------

Net cash used in financing activities                             0          (12,212)
                                                        -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                       474,728        1,206,851

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                              3,612,637        1,641,586
                                                        -----------      -----------

CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                            $ 4,087,365      $ 2,848,437
                                                        ===========      ===========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

(Information for the three and six months ended March 31, 2003 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and six month periods ended March 31, 2003 and 2002, (b) the consolidated financial position at March 31, 2003, and (c) the consolidated statements of cash flows for the six month periods ended March 31, 2003 and 2002. The accounting policies followed by us are set forth in the Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2002. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.    Earnings Per Share

SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Common stock equivalents are not included in the computation of Diluted earnings per share for the three and six months ended March 31, 2003 and March 31, 2002 because they are antidilutive.

The following is provided to reconcile the earnings per share calculation:

                                                        Three Months Ended
                                                            March 31,
                                                  -----------------------------

                                                      2003              2002
                                                  -----------------------------
Basic Earnings Per Common Share:
Numerator
        Net Income (Loss)                         $  (396,735)      $  (328,692)
Denominator
        Weighted Average Shares                     5,486,217         5,486,217
                                                  -----------       -----------

Per Share Amounts
        Basic Earnings (Loss)                     $     (0.07)      $     (0.06)
                                                  ===========       ===========

Diluted Earnings Per Common Share:
Numerator
        Net Income (Loss)                         $  (396,735)      $  (328,692)
Denominator
        Weighted Average Shares                     5,486,217         5,486,217
        Employee & Non Employee
                          Stock Options                     0                 0
                                                  -----------       -----------

                                                    5,486,217         5,486,217
Per Share Amounts
        Basic Earnings (Loss)                     $     (0.07)      $     (0.06)
                                                  ===========       ===========

                                                        Six Months Ended
                                                            March 31,
                                                  -----------------------------

                                                      2003              2002
                                                  -----------------------------
Basic Earnings Per Common Share:
Numerator
        Net Income (Loss)                         $  (371,810)      $  (439,295)
Denominator
        Weighted Average Shares                     5,486,217         5,486,217
                                                  -----------       -----------

Per Share Amounts
        Basic Earnings (Loss)                     $     (0.07)      $     (0.08)
                                                  ===========       ===========

Diluted Earnings Per Common Share:
Numerator
        Net Income (Loss)                         $  (371,810)      $  (439,295)
Denominator
        Weighted Average Shares                     5,486,217         5,486,217
        Employee & Non Employee
                          Stock Options                     0                 0
                                                  -----------       -----------

                                                    5,486,217         5,486,217
Per Share Amounts
        Basic Earnings (Loss)                     $     (0.07)      $     (0.08)
                                                  ===========       ===========

Our primary operating segments for the three and six months ended March 31, 2003 and 2002 were as follows:

                                                                                    Three Months Ended
                                                                                      March 31, 2003
                                                                                      --------------

                                                                         Professional
                                                         Traffic Safety   Measurement     Other      Royalties        Total
                                                         --------------   -----------     -----      ---------        -----
Net sales ............................................     $1,409,148     $  544,469     $358,327                 $ 2,311,944
Cost of goods sold ...................................        673,491        322,755      163,672                   1,159,918
Sales and marketing expenses .........................        485,570        182,246       49,674                     717,490
Gross margin (after sales and
   marketing expenses) ...............................        250,087         39,468      144,981                     434,536
Royalty and licensing income .........................                                                110,861         110,861
Total other operating expenses .......................                                                              1,171,090
Income (loss) from operations ........................                                                               (625,693)
Other income (expense), net ..........................                                                                  5,795
Income (loss) before taxes on income .................                                                               (619,898)
Taxes on income (benefit) ............................                                                               (233,163)
Net income (loss) ....................................                                                            $  (396,735)

                                                                                    Three Months Ended
                                                                                      March 31, 2002
                                                                                      --------------

                                                                         Professional
                                                         Traffic Safety   Measurement     Other      Royalties        Total
                                                         --------------   -----------     -----      ---------        -----
Net sales ............................................     $1,442,330     $  661,697     $130,701                 $ 2,234,728
Cost of goods sold ...................................        767,141        349,574       93,234                   1,209,949
Sales and marketing expenses .........................        462,022        226,396       16,098                     704,516
Gross margin (after sales and
   marketing expenses) ...............................        213,167         85,727       21,369                     320,263
Royalty and licensing income .........................                                                124,178         124,178
Total other operating expenses .......................                                                                979,961
Income (loss) from operations ........................                                                               (535,520)
Other income (expense), net ..........................                                                                 21,938
Income (loss) before taxes on income .................                                                               (513,582)
Taxes on income (benefit) ............................                                                               (184,890)
Net income (loss) ....................................                                                            $  (328,692)

                                                                                     Six Months Ended
                                                                                      March 31, 2003
                                                                                      --------------

                                                                         Professional
                                                         Traffic Safety   Measurement     Other      Royalties        Total
                                                         --------------   -----------     -----      ---------        -----
Net sales ............................................     $3,123,515     $1,230,166     $603,587                 $ 4,957,268
Cost of goods sold ...................................      1,476,147        634,930      290,797                   2,401,874
Sales and marketing expenses .........................        956,797        323,008       76,254                   1,356,059
Gross margin (after sales and
   marketing expenses) ...............................        690,571        272,228      236,536                   1,199,335
Royalty and licensing income .........................                                                303,459         303,459
Total other operating expenses .......................                                                              2,100,896
Income (loss) from operations ........................                                                               (598,102)
Other income (expense), net ..........................                                                                 17,148
Income (loss) before changes in accounting estimate ..                                                               (580,954)
Taxes on income (benefit) ............................                                                               (209,144)
Net income (loss) ....................................                                                            $  (371,810)

                                                                                     Six Months Ended
                                                                                      March 31, 2002
                                                                                      --------------

                                                                         Professional
                                                         Traffic Safety   Measurement     Other      Royalties        Total
                                                         --------------   -----------     -----      ---------        -----
Net sales ............................................     $3,094,853     $1,208,463     $397,491                 $ 4,700,807
Cost of goods sold ...................................      1,575,266        605,290      217,747                   2,398,303
Sales and marketing expenses .........................        953,104        416,882       46,788                   1,416,774
Gross margin (after sales and
   marketing expenses) ...............................        566,483        186,291      132,956                     885,730
Royalty and licensing income .........................                                                345,888         345,888
Total other operating expenses .......................                                                              1,953,498
Income (loss) from operations ........................                                                               (721,880)
Other income (expense), net ..........................                                                                 50,426
Income (loss) before changes in accounting estimate ..                                                               (671,454)
Changes in accounting estimate .......................                                                                (14,945)
Taxes on income (benefit) ............................                                                               (247,104)
Net income (loss) ....................................                                                            $  (439,295)

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

NOTE 2 - Subsequent Events

In February 2000, we commenced an action against Nikon, Inc. in the U.S. District Court for the District of Colorado alleging patent infringement. We subsequently added Asia Optical Co., Inc as a defendant. On April 17, 2003, after an eight-day trial, a jury found Asia Optical and Nikon liable for infringing three patents. Additionally, the jury found that Asia Optical's infringement was willful as to all three patents, and that Nikon's infringement was willful as to one of the patents. The jury awarded us $1.205 million in damages for past infringement. The Court entered a permanent injunction against Asia Optical and Nikon regarding continued sales of the product. We will be seeking enhanced damages, prejudgment interest, and attorneys fees. Asia Optical and Nikon have indicated that they will seek a new trial and may file other post-trial motions, and they have posted a $1.5 million bond in order to obtain a stay of entry of the $1.205 million judgment pending resolution of post-trial motions. The injunctive relief has not been stayed.

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

As of March 31, 2003, the total number of shares of common stock subject to all awards under the employee plan could not exceed 1,000,000.

As of March 31, 2003, options to purchase 785,100 shares of our common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 701,900 options were exercisable at March 31, 2003. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee (subject to certain exceptions contained in the employee plan).

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

On April 21, 2000 the shareholders approved the amendment to the director plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of March 31, 2003, pursuant to the amended plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.19 to $1.75 per share. Options granted under the director plan vest one-third each year for three years and expire five or ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director (subject to certain exceptions contained in the plan). At March 31, 2003, 150,000 options were outstanding and 140,000 were exercisable pursuant to the director plan.

The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three and Six Months Ended March 31, 2003 and March 31, 2002

For the three and six months ended March 31, 2003 and 2002, the following table provides the percentage relationship to net sales of principal items in our Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                       Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                            ---------             ---------

                                         2003       2002       2003       2002
                                         ----       ----       ----       ----

Net sales                                 100%       100%       100%       100%
Cost of goods sold                         50         54         48         51
                                         ----       ----       ----       ----

Gross profit                               50         46         52         49

Royalty and licensing income                5          6          6          7
                                         ----       ----       ----       ----

Total operating income                     55         51         58         56
Operating expenses                         82         75         70         71
                                         ----       ----       ----       ----

Income from operations                    (27)       (24)       (12)       (15)
Other income, net                           0          1          0          1
                                         ----       ----       ----       ----

Income before taxes on income             (27)       (23)       (12)       (14)
Tax (benefit) expense                     (10)        (8)        (4)        (5)
                                         ----       ----                  ----

Net income                                (17)%      (15)%       (8)%       (9)%
                                         ====       ====       ====       ====

Revenues

The following sales analysis provides information as to the percentage of net sales of the our primary product lines. Revenues realized from sales of our less significant revenue producing product lines are classified as "Other" for presentation purposes.

                              Three Months Ended            Six Month Ended
                                   March 31,                   March 31,
                                   ---------                   ---------

                              2003          2002          2003          2002
                           ----------    ----------    ----------    ----------

Traffic Safety Systems     $1,409,148    $1,442,330    $3,123,515    $3,094,853
Percentage of revenues             61%           65%           63%           66%

Professional Measurement      544,469       661,697     1,230,166     1,208,463
Percentage of revenues             24%           29%           25%           26%

Other                         358,327       130,701       603,587       397,491
Percentage of revenues             15%            6%           12%            8%

      Total Revenues       $2,311,944    $2,234,728    $4,957,268    $4,700,807
                           ==========    ==========    ==========    ==========

Comparison of Three-Months Ended March 31, 2003 and the Three-Months Ended March 31, 2002

Net sales during the second quarter of fiscal 2003, which ended March 31, 2003, increased 3.5% to $2,311,944 compared to $2,234,728 for the same period a year earlier.

Traffic Safety revenues during the second quarter fell 2% to $1,409,148, from $1,442,330 a year ago. North America accounted for 59% of sales while International sales totaled 41%. Traffic Safety product sales in North American markets declined 14% to $829,347 from $966,409 reflecting delays in government spending and tighter budget restraints. International sales of Traffic Safety products rose 22% to $579,801 from $475,921 due to the delay in shipment of a large order during the first quarter of fiscal 2003 that was delivered in the second quarter.

Sales of Professional Measurement products decreased 18% to $544,469 in 2003 compared to $661,697 in 2002. North American sales and International sales comprised 47% and 53%, respectively of the total during the quarter ended March 31, 2003. North American sales declined 45% to $257,711 from $465,484. The decline reflected a less than full compliment of sales people as new sales people underwent training before entering the field. International sales increased by 46%, to $286,758 from $196,213 reflecting first time sales of Professional Measurement products into the Philippines.

Of total revenue, North American sales accounted for 63% and International sales 37%. We expect International sales to continue to account for a significant portion of overall volume.

Gross margins improved to 50% of sales in the second quarter versus 46% in the second quarter a year ago due primarily to lower overhead costs and higher sales volume. Management is continually evaluating our manufacturing processes to identify areas for potential efficiency improvements.

Royalty and licensing income, which is based on a percentage of net sales from our licensee, was $110,861 in the second quarter of 2003 compared to $124,178 in 2002. This 11% decrease represents more competition of consumer laser rangefinders.

Total operating income rose 10%, to $1,262,887 from $1,148,957 as a result of increased gross margins partially offsetting the decline in royalty and licensing income.

Total operating expenses increased 12% to $1,888,580 from $1,684,477 for the comparable 2002 period. The increase in operating expenses is primarily due to higher legal expenses incurred in connection with our patent infringement trial and additional expenses associated with the Special Committee of the Board of Directors, their legal fees, and outside financial appraisal advice. Expenses relating to our patent infringement suit were approximately $200,000 for the quarter and we anticipate an additional $370,000 of expenses in the third quarter related to the trial. After other income of $5,795, we posted a pretax loss of $619,898 for the March 31, 2003 quarter, compared to a loss of $513,582 a year earlier. The net loss after tax benefit amounted to $396,735, or $0.07 per share, versus a loss of $328,692, or $0.06 per share a year ago.

Comparison of Six-Months Ended March 31, 2003 and the Six-Months Ended March 31, 2002

Net sales for the first six months of 2003 were $4,957,268 compared to $4,700,807 during the first six months of 2002, representing a 5.5% increase in sales from the previous year.

Traffic Safety sales increased 1% during the first six months of 2003 to $3,123,515 compared to $3,094,853 a year earlier. North American sales increased 1% to $1,927,114 from $1,905,259. International sales increased slightly to $1,196,401 from $1,189,594. Domestic acceptance of our new UltraLyte LRB coupled with various international approvals which expanded potential markets and acceptance of our Micro DigiCam contributed to the increase. These positive factors were offset by a tightening in capital spending by end users during the March quarter.

Professional Measurement sales have increased 2% to $1,230,166 for the first six months of 2003 compared to $1,208,463 realized in the comparable 2002 period. North American sales were down 23% to $584,633 from $760,995. Slowed government spending coupled with the reorganization of the sales force were the primary reasons for this decline. This decrease was more than offset by a 44% increase in International sales to $645,533 from $447,468 in the first six months of fiscal 2003 when compared with the first half of 2002. First time sales of Professional Measurement products into Malaysia and the Philippines have contributed to this increase.

International sales comprised 37% of net sales during the first six months of 2003 compared to 35% for the corresponding 2002 period. Foreign sales are expected to continue to comprise a significant portion of our revenues.

Gross profit as a percentage of net sales grew to 52% from 49% for the first six months of 2003 compared to the prior year. Higher sales volumes coupled with lower overhead costs have positively impacted our gross margin.

On a year to year basis, royalties, primarily related to our licensing agreement with Bushnell, decreased 12% to $303,459 for the first six months of 2003 from $345,888 realized in 2002. Sale of higher quantities of lower priced range finders and increased competition in the consumer market has contributed to this decline.

Total operating expenses increased approximately 3% to $3,456,955 for the first six months of 2003 from $3,370,272 for the first six months of 2002. Higher legal fees incurred in conjunction with the Asia Optical/Nikon patent suit during the March quarter, additional expenses associated with the formation of the Special Committee of the Board of Directors, their legal fees, and outside financial appraisal advice increased operating expenses. Total expenses incurred associated with the evaluation of proposals to acquire our assets were approximately $237,000. We anticipate subsequent additional expenses until the process is complete. As a percentage of net sales, total operating expenses decreased to 70% for the first six months of 2003 from 71% for the first six months of 2002 on slightly higher sales volumes. Net loss decreased to $371,810, from a loss of $439,295 a year ago, or a net loss of $0.07 a basic share compared to $0.08 the prior year.

Liquidity and Capital Resources

Our net working capital at March 31, 2003 was $7,938,606 compared to working capital of $8,196,231 at September 30, 2002, a decrease of $257,625. Current assets exceeded current liabilities by a ratio of 9 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 5 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

An increase in other assets of $25,240 and a net loss of $371,810 were the largest operating activities requiring financing cash. An increase in deferred income tax benefit of $209,232 increased cash requirements. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $209,838 and a loss on disposal of $2,036. The operating activities that provided cash were an increase in accounts payable and accrued expenses of $100,185, a reduction in trade accounts and royalty receivables of $853,802 and a decrease in inventory of $12,839.

For the six months ended March 31, 2003, cash used in investing activities of $97,690 was accounted for by the purchase of property and equipment of $74,769 and capitalized patent costs of $22,921. Cash provided by operating activities of $572,418, reduced by expenditures on investing activities resulted in a net increase in cash and equivalents of $474,728. When added to cash on hand at the beginning of the year, total cash and equivalents at

March 31, 2003 stood at $4,087,365. Thus, cash and equivalents alone comfortably exceeded total liabilities of $1,020,257 at the end of the period.

Our net working capital at March 31, 2002 was $7,977,020 compared to working capital of $8,201,411 at September 30, 2001, a decrease of $224,391. Current assets exceeded current liabilities by a ratio of 13.8 to 1. Furthermore, the acid test ratio was in excess of 7 to 1.

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

Cautionary Statements Regarding Forward-looking Statements

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On February 8, 2000, we filed a complaint against Nikon, Inc. ("Nikon") in U.S. District Court for the District of Colorado (Civ. No. 00-B-272) for selling and using a product infringing one of our patents. On July 26, 2000, we amended the complaint to include allegations that Nikon's conduct infringed a second patent obtained by us. On January 23, 2001, we amended the complaint to add manufacturer Asia Optical Co., Inc. ("Asia Optical") as a defendant. On May 24, 2001, we amended the complaint to include allegations that Nikon and Asia Optical infringed a third patent obtained by us.

On April 17, 2003, after an eight-day trial, a jury found Asia Optical and Nikon liable for infringing all three patents. Additionally, the jury found that Asia Optical's infringement was willful as to all three patents, and that Nikon's infringement was willful as to one of the patents. The jury awarded us $1.205 million in damages for past infringement. The Court entered a permanent injunction against Asia Optical and Nikon regarding continued sales of the product. We will be seeking enhanced damages, prejudgment interest, and attorneys fees. Asia Optical and Nikon have indicated that they will seek a new trial and may file other post-trial motions, and they have posted a $1.5 million bond in order to obtain a stay of entry of the $1.205 million judgment pending resolution of post-trial motions. The injunctive relief has not been stayed.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the second quarter ended March 31, 2003.

Item 5. Other Information

On September 27, 2002, a shareholder group (the "Williams Group") headed by David Williams, our former President, proposed to acquire all of our tangible and intangible assets except for cash and cash equivalent assets and to assume all of our liabilities. As a condition of its offer and concurrent with its purchase of non-cash assets, the group proposes that we pay a cash dividend to our common stockholders of $1.10 per share. Included in the group are three current Directors, Jeremy G. Dunne, H. Deworth Williams, and Edward F. Cowle, and Pamela Sevy, our former CFO. Also included in the group is Kama-Tech
(HK), Ltd., a corporation organized under the laws of Hong Kong, and Kama-Tech Corporation, a California corporation.

Our Board of Directors has appointed a Special Committee of nonparticipating Directors to review any and all proposals and the Special Committee has retained Andersen, Weinroth & Co., L.P., a New York based merchant-banker, as its financial advisor to assist in evaluating the proposals.

In December 2002 we received a proposal from Decatur Electronics, Inc., a manufacturer and marketer of radar-based measurement systems and accessories located in Decatur, Illinois, for the purchase of all of our issued and outstanding shares of common stock at a price of $1.20 per share. The Special Committee of the Board of Directors, through its investment advisor, Andersen Weinroth & Co. L.P. notified the Williams Group and Decatur Electronics, Inc. that it deemed their offers to be inadequate. Decatur Electronics, Inc. declined to pursue an improved proposal.

Subsequently, we received a preliminary offer from a non affiliated privately owned company in a related industry to acquire our operations. The Special Committee and its investment advisor have been actively engaged in negotiations with both the Williams Group and the private company and expects to receive final proposals for it's consideration by the end of May 2003.

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

                             LASER TECHNOLOGY, INC.
                              7070 South Tucson Way
                            Englewood, Colorado 80112


Date: May 14, 2003                      By /s/ Eric A. Miller
                                           -------------------------------------
                                               Eric A. Miller
                                        Chief Executive Officer, President and
                                        Director


Date: May 14, 2003                      By /s/ Elizabeth A. Hearty
                                           -------------------------------------
                                               Elizabeth A. Hearty
                                        Chief Financial Officer, Treasurer and
                                        Secretary

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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


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

      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

      6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003


/s/ ELIZABETH A. HEARTY

Elizabeth A. Hearty
Chief Financial Officer