Form 10QSB
period 2003-06-30
LASER TECHNOLOGY INC
filed 2003-08-14
CIK 889899

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                                THE EXCHANGE ACT

                For the transition period from _______ to ______

                           Commission File No. 1-11642

                             LASER TECHNOLOGY, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                            84-0970494
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. employer
 incorporation or organization)                           identification number)

                7070 SOUTH TUCSON WAY, ENGLEWOOD, COLORADO 80112
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 649-1000
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

At July 1, 2003, 5,486,217 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):  Yes |_|  No |X|.

                                      INDEX

                          PART I: FINANCIAL INFORMATION

                                                                            PAGE

Item 1. Financial Statements.................................................. 2

  Consolidated Balance Sheets................................................. 2
  Consolidated Statements of Operations....................................... 4
  Consolidated Statements of Cash Flows....................................... 5
  Notes to Consolidated Financial Statements.................................. 6

Item 2. Management's Discussion and Analysis or Plan of Operation ............12

  Results of Operations.......................................................12
  Liquidity and Capital Resources.............................................14
  Cautionary Statements Regarding Forward-looking Statements..................15

Item 3. Controls and Procedures ..............................................15

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings.....................................................16

Item 2. Changes in Securities and Uses of Proceeds............................16

Item 3. Defaults Upon Senior Securities.......................................16

Item 4. Submission of Matters to a Vote of Security Holders...................16

Item 5. Other Information.....................................................16

Item 6. Exhibits and Reports in Form 8-K......................................17

        Signatures............................................................18

        Certifications........................................................19

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                                     ASSETS

                                                                June 30,        September 30,
                                                                  2003              2002
                                                               -----------      -----------
                                                               (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                    $ 3,161,740      $ 3,612,637
  Trade accounts receivable, less allowance
    for doubtful accounts of $32,796 and $25,088
    at June 30, 2003 and September 30, 2002, respectively        1,865,782        1,835,641
  Royalties receivable                                                   0          475,245
  Inventories                                                    2,956,402        2,846,880
  Deferred income tax benefit                                      590,714          236,903
  Prepaids and other current assets                                 99,040           95,210
  Income tax prepayment                                            101,964           13,787
                                                               -----------      -----------
    Total Current Assets                                         8,775,642        9,116,303

PROPERTY AND EQUIPMENT, net of accumulated
  Depreciation                                                     379,878          540,085
                                                               -----------      -----------
OTHER ASSETS                                                     1,021,041        1,037,260
                                                               -----------      -----------
    TOTAL ASSETS                                               $10,176,561      $10,693,648
                                                               ===========      ===========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                           Consolidated Balance Sheets

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    June 30,         September 30,
                                                                                      2003               2002
                                                                                  ------------       ------------
                                                                                  (Unaudited)
CURRENT LIABILITIES
  Accounts payable                                                                $    851,069       $    651,996
  Accrued expenses                                                                     341,864            268,076
                                                                                  ------------       ------------
    Total Current Liabilities                                                        1,192,933            920,072
                                                                                  ------------       ------------
    TOTAL LIABILITIES                                                                1,192,933            920,072
                                                                                  ------------       ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value--shares authorized
  2,000,000; shares issued--none                                                            --                 --
  Common stock, $.01 par value-shares
    authorized 25,000,000; shares issued 5,710,867 and 5,486,217 outstanding            57,109             57,109
  Additional paid-in capital                                                        10,314,226         10,314,226
  Treasury stock at cost, 224,650 shares                                              (194,259)          (194,259)
  Retained earnings (deficit)                                                       (1,193,448)          (403,500)
                                                                                  ------------       ------------
    Total Stockholders' Equity                                                       8,983,628          9,773,576
                                                                                  ------------       ------------
    TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                                        $ 10,176,561       $ 10,693,648
                                                                                  ============       ============

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.
                      Consolidated Statements of Operations
                       For the Three and Nine Months Ended
                             June 30, 2003 and 2002
                                   (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                 June 30,                        June 30,
                                                        --------------------------      --------------------------
                                                           2003            2002            2003            2002
                                                        ----------      ----------      ----------      ----------
NET SALES                                               $2,968,545      $2,714,487      $7,925,813      $7,415,294
LESS COST OF GOODS SOLD                                  1,365,017       1,274,831       3,766,891       3,673,134
                                                        ----------      ----------      ----------      ----------
          Gross Margin                                   1,603,528       1,439,656       4,158,922       3,742,160
ROYALTY AND LICENSING INCOME                               180,126         175,353         483,585         521,241
                                                        ----------      ----------      ----------      ----------
TOTAL OPERATING INCOME                                   1,783,654       1,615,009       4,642,507       4,263,401
OPERATING EXPENSES                                       2,440,194       1,776,588       5,897,149       5,146,859
                                                        ----------      ----------      ----------      ----------
INCOME (LOSS) FROM OPERATIONS                             (656,540)       (161,579)     (1,254,642)       (883,458)
OTHER INCOME (EXPENSE), NET                                 11,357          22,859          28,505          73,284
                                                        ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE CHANGES IN ACCOUNTING ESTIMATE       (645,183)       (138,720)     (1,226,137)       (810,174)
CHANGES IN ACCOUNTING ESTIMATE INCOME/(EXPENSE)                 --              --              --         (14,945)
                                                        ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE TAXES ON INCOME                      (645,183)       (138,720)     (1,226,137)       (825,119)
 TAXES ON INCOME (BENEFIT)                                (227,045)        (49,939)       (436,189)       (297,043)
                                                        ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                        $(418,138)       $(88,781)      $(789,948)      $(528,076)
                                                        ==========      ==========      ==========      ==========
BASIC EARNINGS (LOSS) PER
 COMMON SHARE                                               $(0.08)         $(0.02)         $(0.14)         $(0.10)
                                                            ======          ======          ======          ======
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                            5,486,217       5,486,217       5,486,217       5,486,217
                                                        ==========      ==========      ==========      ==========
DILUTED EARNINGS (LOSS) PER
 COMMON SHARE                                               $(0.08)         $(0.02)         $(0.14)         $(0.10)
                                                            ======          ======          ======          ======
DILUTED AVERAGE SHARES
 OUTSTANDING                                             5,486,217       5,486,217       5,486,217       5,486,217
                                                        ==========      ==========      ==========      ==========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

Consolidated Statements of Cash Flows

                Increase (Decrease) in Cash and Cash Equivalents
                     For the Nine Months Ended June 30, 2003
                                And June 30, 2002
                                   (Unaudited)

                                                         June 30,         June 30,
                                                           2003             2002
                                                        ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $(789,948)      $(528,076)
Adjustments to reconcile net loss to cash
  provided by operating activities:
   Depreciation and amortization                           308,908         375,115
    Write down of Patent                                         0          14,945
     Loss on disposals                                       2,087           4,416

Changes in operating assets and liabilities:
   Trade accounts and royalty receivable                   445,104       1,022,486
   Inventories                                            (109,522)      1,196,245
   Deferred income tax benefit                            (353,811)              0
   Other assets                                            (92,009)       (246,601)
   Accounts payable and accrued expenses                   272,861         (45,323)
                                                        ----------      ----------
Net cash provided by (used in) operating activities       (316,330)      1,793,207
                                                        ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Patent costs paid                                       (48,656)        (49,606)
   Purchases of property and equipment                     (85,911)       (110,076)
                                                        ----------      ----------
Net cash provided by (used in) investing activities       (134,567)       (159,682)

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on long-term debt and capital leases                 0         (14,611)
                                                        ----------      ----------
Net cash used in financing activities                            0         (14,611)
                                                        ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (450,897)      1,618,914

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                             3,612,637       1,641,586
                                                        ----------      ----------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                            $3,161,740      $3,260,500
                                                        ==========      ==========

See accompanying notes to the consolidated financial statements

                             LASER TECHNOLOGY, INC.

                   Notes to Consolidated Financial Statements

(Information for the three and nine months ended June 30, 2003 is unaudited)

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

In the opinion of management, the unaudited financial statements reflect all adjustments, consisting only of normal recurring accruals necessary for a fair presentation of (a) the consolidated statements of operations for the three and nine month periods ended June 30, 2003 and 2002, (b) the consolidated financial position at June 30, 2003, and (c) the consolidated statements of cash flows for the nine month periods ended June 30, 2003 and 2002. The accounting policies followed by us are set forth in the Notes to the Consolidated Financial Statements for the fiscal year ended September 30, 2002. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

b.    Earnings Per Share

SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. Common stock equivalents are not included in the computation of Diluted earnings per share for the three and nine months ended June 30, 2003 and June 30, 2002 because they are antidilutive.

The following is provided to reconcile the earnings per share calculation:

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                      2003              2002
                                                    ---------         ---------
Basic Earnings Per Common Share:
Numerator
  Net Income (Loss)                                 $(418,138)         $(88,781)
Denominator
  Weighted Average Shares                           5,486,217         5,486,217
                                                    ---------         ---------
Per Share Amounts
  Basic Earnings (Loss)                                $(0.08)           $(0.02)
                                                       ======            ======
Diluted Earnings Per Common Share:
Numerator
  Net Income (Loss)                                 $(418,138)         $(88,781)
Denominator
  Weighted Average Shares                           5,486,217         5,486,217
  Employee & Non Employee
    Stock Options                                           0                 0
                                                    ---------         ---------
                                                    5,486,217         5,486,217
Per Share Amounts
  Basic Earnings (Loss)                                $(0.08)           $(0.02)
                                                       ======            ======

                                                        Nine Months Ended
                                                            June 30,
                                                    ---------------------------
                                                       2003              2002
                                                    ---------         ---------
Basic Earnings Per Common Share:
Numerator
  Net Income (Loss)                                 $(789,948)        $(528,076)
Denominator
  Weighted Average Shares                           5,486,217         5,486,217
                                                    ---------         ---------
Per Share Amounts
  Basic Earnings (Loss)                                $(0.14)           $(0.10)
                                                       ======            ======
Diluted Earnings Per Common Share:
Numerator
  Net Income (Loss)                                 $(789,948)        $(528,076)
Denominator
  Weighted Average Shares                           5,486,217         5,486,217
  Employee & Non Employee
    Stock Options                                           0                 0
                                                    ---------         ---------
                                                    5,486,217         5,486,217
Per Share Amounts
  Basic Earnings (Loss)                                $(0.14)           $(0.10)
                                                       ======            ======

Our primary operating segments for the three and nine months ended June 30, 2003 and 2002 were as follows:

                                                                                Three Months Ended
                                                                                  June 30, 2003
                                                     ---------------------------------------------------------------------
                                                       Traffic     Professional
                                                       Safety       Measurement     Other      Royalties         Total
                                                     ----------   --------------  ----------  -----------   --------------
Net sales                                            $2,188,334      $475,148      $305,063                   $2,968,545
Cost of goods sold                                      997,959       207,430       159,628                    1,365,017
Sales and marketing expenses                            606,110       213,476        33,258                      852,844
Gross margin (after sales and marketing expenses)       584,265        54,242       112,177                      750,684
Royalty and licensing income                                                                      180,126        180,126
Total other operating expenses                                                                                 1,587,350
Income from operations                                                                                          (656,540)
Other income (expense), net                                                                                       11,357
Income  before taxes on income (loss)                                                                           (645,183)
Taxes on income.(benefit)                                                                                       (227,045)
Net income (loss)                                                                                              $(418,138)

                                                                             Three Months Ended
                                                                               June 30, 2002
                                                     ---------------------------------------------------------------------
                                                       Traffic     Professional
                                                       Safety       Measurement     Other      Royalties         Total
                                                     ----------   --------------  ----------  -----------   --------------
Net sales                                            $1,973,247      $456,493      $284,747                   $2,714,487
Cost of goods sold                                      942,540       198,907       133,384                    1,274,831
Sales and marketing expenses                            538,962       174,727        29,794                      743,483
Gross margin (after sales and marketing expenses)       491,745        82,859       121,569                      696,173
Royalty and licensing income                                                                      175,353        175,353
Total other operating expenses                                                                                 1,033,105
Income from operations                                                                                          (161,579)
Other income (expense), net                                                                                       22,859
Income  before taxes on income (loss)                                                                           (138,720)
Taxes on income.(benefit)                                                                                        (49,939)
Net income (loss)                                                                                               $(88,781)

                                                                              Nine Months Ended
                                                                                June 30, 2003
                                                     ---------------------------------------------------------------------
                                                       Traffic     Professional
                                                       Safety       Measurement     Other      Royalties         Total
                                                     ----------   --------------  ----------  -----------   --------------
Net sales                                            $5,311,848    $1,705,314      $908,651                   $7,925,813
Cost of goods sold                                    2,480,133       838,725       448,033                    3,766,891
Sales and marketing expenses                          1,562,906       536,484       109,513                    2,208,903
Gross margin (after sales and marketing expenses)     1,268,809       330,105       351,105                    1,950,019
Royalty and licensing income                                                                      483,585        483,585
Total other operating expenses                                                                                 3,688,246
Income from operations                                                                                        (1,254,642)
Other income (expense), net                                                                                       28,505
Income before taxes on income (loss)                                                                          (1,226,137)
Taxes on income (benefit)                                                                                       (436,189)
Net income (loss)                                                                                              $(789,948)

                                                                              Nine Months Ended
                                                                                June 30, 2002
                                                     ---------------------------------------------------------------------
                                                       Traffic     Professional
                                                       Safety       Measurement     Other      Royalties         Total
                                                     ----------   --------------  ----------  -----------   --------------
Net sales                                            $5,068,100    $1,664,957      $682,237                   $7,415,294
Cost of goods sold                                    2,517,807       804,197       351,130                    3,673,134
Sales and marketing expenses                          1,492,066       591,609        76,582                    2,160,257
Gross margin (after sales and marketing expenses)     1,058,227       269,151       254,525                    1,581,903
Royalty and licensing income                                                                      521,241        521,241
Total other operating expenses                                                                                 2,986,602
Income from operations                                                                                          (883,458)
Other income (expense), net                                                                                       73,284
Income before taxes on income (loss)                                                                            (810,174)
Changes in Accounting Estimate(expense)                                                                          (14,945)
Taxes on income (benefit)                                                                                       (297,043)
Net income (loss)                                                                                              $(528,076)

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

NOTE 2 - Subsequent Events

On July 3, 2003 we reached settlement agreements with Asia Optical Co., Inc. and Nikon, Inc., which would resolve our patent infringement lawsuit against Asia Optical and Nikon. The settlement agreement with Asia Optical includes a one-time cash payment of $2.4 million, which was received on July 3, 2003 and will be subject to corporate income taxes, and an ongoing royalty license agreement, the specific terms of which are confidential. We entered into a mutual release with Nikon based upon the settlement with Asia Optical. Management estimates that the costs and expenses associated with the litigation through this fiscal 2003 will be approximately $800,000. All other litigation costs have been expensed in prior years.

Background information previously disclosed

On February 8, 2000, we filed a complaint against Nikon in U.S. District Court for the District of Colorado (Civ. No. 00-B-272), alleging that Nikon's sale of the Nikon Laser 800 series of laser rangefinders willfully infringes a Laser Technology patent relating to low-cost, consumer laser rangefinders. The complaint was later amended to add manufacturer Asia Optical Co, as a defendant, and to add two additional patents obtained by us.

On April 17, 2003, we issued a press release announcing that a jury ruled in favor of Laser Technology in its patent infringement lawsuit against Nikon and Asia Optical. The verdict included an initial damage award by the jury of $1.205 million and a finding of willfulness against Asia Optical as to the three patents in suit and against Nikon, as to one.

On July 31, 2003 we entered into a definitive merger agreement with LTI Acquisition Corp., a private company whose shareholders include an LSR officer, certain directors and shareholders. Under the terms of the merger agreement, LTI Acquisition would acquire 100% of LSR common stock for $2.06 per share. The transaction is subject to approval by the holders of two-thirds of LSR's outstanding shares of common stock, excluding those shares owned by LTI Acquisition and its affiliates, and other customary closing conditions. It is anticipated that the transaction would close in the fourth calendar quarter of 2003.

We initially received a proposal from a shareholder group headed by David Williams, former President and CEO of Laser Technology, Inc., to acquire the assets of LSR in September 2002. The shareholder group subsequently formed LTI Acquisition Corp., which made the proposal described above. In addition to Mr. Williams, LTI Acquisition's shareholders include Pamela Sevy, LSR's former CFO, current Board members Jeremy G. Dunne, H. Deworth Williams, and Edward F. Cowle, and Kama-Tech Corporation and Kama-Tech
(HK) Ltd., manufacturers of sports optics equipment.

In response to the September 2002 proposal, the Special Committee of non-participating directors was formed to examine the merits and feasibility of any acquisition proposals or other alternatives that might arise. The Committee retained independent legal counsel and Andersen, Weinroth & Co., L.P., a New York based merchant banker, to act as its financial advisor.

Subsequently, the Special Committee received indications of interest and proposals from several alternative sources. The Committee reviewed all serious proposals and, after extensive negotiations with interested parties and a lengthy due diligence process, the Committee, in conjunction with its investment advisor, Andersen, Weinroth & Co., L.P., recommended to the LSR Board that it accept the proposal from LTI Acquisition.

We intend to file with the SEC and mail to our shareholders a proxy statement in connection with the acquisition, which will contain important information about the merger transaction and related matters. We anticipate holding a special meeting of shareholders in the fourth calendar quarter of 2003 to secure shareholder approval of the merger transaction.

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

As of June 30, 2003, the total number of shares of common stock subject to all awards under the employee plan could not exceed 1,000,000.

As of June 30, 2003, options to purchase 785,100 shares of our common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 741,900 options were exercisable at June 30, 2003. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee (subject to certain exceptions contained in the employee plan).

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

On April 21, 2000 the shareholders approved the amendment to the director plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of June 30, 2003, pursuant to the amended plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.31 to $1.75 per share. Options granted under the director plan vest one-third each year for three years and expire five or ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director (subject to certain exceptions contained in the plan). At June 30, 2003, 150,000 options were outstanding and 140,000 were exercisable pursuant to the director plan.

The total number of shares and type of security subject to these plans and to any awards under these plans are subject to adjustment in the case of stock splits, stock dividends and similar actions by us.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations for the Three and Nine Months Ended June 30, 2003 and June 30, 2002

For the three and nine months ended June 30, 2003 and 2002, the following table provides the percentage relationship to net sales of principal items in our Consolidated Statements of Operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                     Three Months Ended      Nine Months Ended
                                          June 30,                June 30,
                                     ------------------      -----------------
                                      2003        2002        2003        2002
                                      ----        ----        ----        ----
Net sales                              100%        100%        100%        100%
Cost of goods sold                      46          47          48          50
                                      ----        ----        ----        ----
Gross profit                            54          53          52          50
Royalty and licensing income             6           7           6           7
                                      ----        ----        ----        ----
Total operating income                  60          60          58          57
Operating expenses                      82          66         _74          69
                                      ----        ----        ----        ----
Income from operations                 (22)         (6)        (16)        (12)
Other income, net                        0           1          _0           1
                                      ----        ----        ----        ----
Income before taxes on income          (22)         (5)        (16)        (11)
Tax (benefit) expense                   (8)         (2)         (6)         (4)
                                      ----        ----        ----        ----
Net income (loss)                      (14)%        (3)%       (10)%        (7)%
                                      ====        ====        ====        ====

Revenues

      The following sales analysis provides information as to the percentage of net sales of our primary product lines. Revenues realized from sales of less significant revenue producing product lines are classified as "Other" for presentation purposes.

                                           Three Months Ended                Nine Month Ended
                                               June 30,                          June 30,
                                      ---------------------------       ---------------------------
                                         2003             2002             2003             2002
                                      ----------       ----------       ----------       ----------
Traffic Safety Systems                $2,188,334       $1,973,247       $5,311,848       $5,068,100
Percentage of revenues                        74%              73%              67%              68%

Professional Measurement Systems         475,148          456,493        1,705,314        1,664,957
Percentage of revenues                        16%              17%              22%              23%

Other                                    305,063          284,747          908,651          682,237
Percentage of revenues                        10%              10%              11%               9%

      Total Revenues                  $2,968,545       $2,714,487       $7,925,813       $7,415,294
                                      ==========       ==========       ==========       ==========

Comparison of Three-Months Ended June 30, 2003 and the Three-Months Ended June 30, 2002

Net sales in the third quarter ended June 30, 2003 increased 9% to $2,968,545 from $2,714,487 realized in the third quarter ended June 30, 2002.

Of the total, Traffic Safety sales increased 11% to $2,188,334 from $1,973,247 in the comparable 2002 quarter. North American Traffic Safety sales increased 34% to $1,519,713 from $1,137,421 reflecting increased state contract orders and growth in our central and south central territories. This increase was partially offset by a 20% decrease in international Traffic Safety sales to $668,622 from $835,827 due to a delay in two large orders which should be shipped in the fiscal fourth quarter.

Professional Measurement sales increased 4% to $475,148 in 2003 as compared to $456,493 realized in 2002. North American sales rose 2% to $324,754 from $317,756. The domestic sales force was fully staffed during the third quarter. International Professional Measurement sales increased by 8%, to $150,394 from $138,737 due to continued positive contributions from our dealers in Asia.

International sales accounted for 28% of net sales, totaling $829,215 in the third quarter 2003, down from 36% of net sales at $980,832 in the same quarter a year ago. Timing of orders and a restrained economic environment internationally have negatively impacted our sales.

The third quarter of 2003 ended with a backlog of orders totaling $1,337,580 of which $955,280 is scheduled to ship before the end of the current fiscal year and $382,300 is scheduled for delivery over the next twelve months.

Higher unit volume coupled with improved overhead control resulted in a slight increase in gross margins to 54% of sales in the third quarter versus 53% of sales in the same period a year earlier.

Royalty and licensing income was $180,126 in the third quarter of 2003 compared to $175,353 in 2002 representing a 2.7% increase. This increase represents a new distribution agreement by our licensee with a new mass marketer on a specific licensed product.

Total operating expenses increased 37% to $2,440,194 for the 2003 third quarter from $1,776,588 for the comparable 2002 period. The increase in operating expenses is primarily due to higher legal expenses incurred in connection with our patent infringement trial and additional expenses associated with the Special Committee of the Board of Directors, their legal fees, and outside financial appraisal advice. Expenses relating to our patent infringement suit were approximately $645,000 and our expenses associated with the Special Committee were approximately $190,000 for the quarter. The third quarter of 2003 ended with an operating loss of $656,540 as compared to a loss of $161,579 in 2002. Net loss after other income and taxes was $418,138 compared to a loss of $88,781 a year ago, or a net loss of 0.08 per basic share compared to a loss of
0.02 per basic share the prior year.

Comparison of Nine Months Ended June 30, 2003 and the Nine Months Ended June 30, 2002

Net sales for the first nine months of 2003 were $7,925,813, up 7% from $7,415,294 during the first nine months of 2002.

Traffic Safety sales increased 5% during the first nine months of 2003 to $5,311,848, compared to $5,068,100 a year earlier. North American Traffic Safety sales increased 13% to $3,445,827 compared with $3,042,680 for the first nine months of 2002. Domestic government agencies shifted spending priorities more toward community safety related activities which benefited sales. International Traffic Safety sales declined 8% to $1,865,022 from $2,025,421 reflecting delays in certain government spending internationally.

Professional Measurement sales increased 2% to $1,705,314 for the first nine months of 2003 compared to $1,664,957 realized in the comparable 2002 period. North American Professional Measurement sales decreased 16% to $910,387 from $1,078,751. Interruptions caused by the reorganization of the sales force was the primary reason for this decline. International Professional Measurement sales increased 36% to $795,927 from $586,205. As the international sales force has matured, it has more effectively communicated the value of our products which has strengthened sales.

International sales comprised 34% of net sales during the first nine months of 2003 as compared to 36% for the corresponding 2002 period. Foreign sales are expected to continue to account for a significant portion of our revenues.

Gross profit as a percentage of net sales grew to 52% for the first nine months of 2003 compared to 50% for the first nine months of 2002. Higher sales volume positively impacted our gross margins.

On a year-to-year basis, royalties decreased 7% to $483,585 for the first nine months of 2003 from $521,241 realized in 2002 resulting primarily from increased competition.

Total operating expenses increased 15% to $5,897,149 for the first nine months of 2003 from $5,146,859 for the first nine months of 2002. Higher legal fees incurred in conjunction with the Asia Optical/Nikon patent suit, additional expenses associated with the formation of the Special Committee of the Board of Directors, their legal fees, and outside financial appraisal advice increased operating expenses. Total expenses incurred associated with the evaluation of proposals to acquire our assets were approximately $430,000 for the first nine months. We anticipate subsequent additional expenses until the process is complete. As a percentage of net sales, total operating expenses increased to 74% for the first nine months of 2003 from 69% for the first nine months of 2002. Net loss after other income and taxes for the first nine months was $789,948 compared to a net loss of $528,076 a year ago, or a net loss of 0.14 a basic share compared to a net loss of 0.10 a basic share the prior year.

Liquidity and Capital Resources

Our net working capital at June 30, 2003 was $7,582,709 compared to working capital of $8,196,231 at September 30, 2002, a decrease of $613,522. Current assets exceeded current liabilities by a ratio of 7 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) was in excess of 4 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months. The settlement of $2.4 million received in July 2003 from Asia Optical resolving our patent infringement lawsuit will positively effect our cash position.

An increase in inventories of $109,522, other assets of $92,009 and a net loss of $789,948 were the largest operating activities requiring financing. An increase in deferred income tax benefit of $353,811 also increased cash requirements. Adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $308,908 and a loss on disposal of assets of $2,087. The operating activities that provided cash were an increase in accounts payable and accrued expenses of $272,861 and a reduction in trade accounts and royalty receivables of $445,104.

For the nine months ended June 30, 2003, cash used in investing activities of $134,567 was applied toward the purchase of property and equipment of $85,911 and capitalized patent costs of $48,656. Cash used in operating activities of $316,330, added to expenditures on investing activities resulted in a net decrease in cash and equivalents of $450,897. When subtracted from cash on hand at the beginning of the year, total cash and equivalents at June 30, 2003 stood at $3,161,740. Thus, cash and equivalents alone comfortably exceeded total liabilities of $1,192,933 at the end of the period.

Our net working capital at June 30, 2002 was $7,908,129 as compared to working capital of $8,201,411 at September 30, 2001, a decrease of $293,282. Current assets exceeded current liabilities by a ratio of 10 to 1. Furthermore, the acid test ratio was 6 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months.

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

ITEM 3. Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to cause the material information required to be disclosed by us in the reports that we file or submit under the Exchange Act to be recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On April 17, 2003, after an eight-day trial, a jury found Asia Optical and Nikon liable for infringing all three patents. Additionally, the jury found that Asia Optical's infringement was willful as to all three patents, and that Nikon's infringement was willful as to one of the patents. The jury awarded us $1.205 million in damages for past infringement. The Court entered a permanent injunction against Asia Optical and Nikon regarding continued sales of the product. In post-trial motions, we sought enhanced damages, prejudgment interest and attorneys fees. Asia Optical and Nikon sought a new trial.

Prior to judicial resolution of the post-trial motions, on July 3, 2003, we announced that we reached settlement agreements with Asia Optical Co., Inc. and Nikon, Inc., which resolved Laser Technology's patent infringement lawsuit against Asia Optical and Nikon. The settlement agreement with Asia Optical includes a one-time cash payment of $2.4 million, which was received July 3, 2003 and will be subject to corporate income taxes, and an ongoing royalty license agreement, the specific terms of which are confidential. Laser Technology entered into a mutual release with Nikon based upon the settlement with Asia Optical. Management estimates that the costs and expenses associated with the litigation through this fiscal 2003 will be approximately $800,000. All other litigation costs have been expensed in prior years.

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

On August 11, 2003, Bushnell and the Company filed a joint motion to stay proceedings in this suit in order to give the Company time to complete the merger announced on July 31, 2003.

Notwithstanding the lawsuit, we continue to conduct business with Bushnell under the terms of our current contract.

Item 2. Changes in Securities and Use of Proceeds

This Item is not applicable.

Item 3. Defaults Upon Senior Securities

This Item is not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter ended June 30, 2003.

Item 5. Other Information

      On September 27, 2002, a shareholder group headed by David Williams, our former President, proposed to acquire all of our tangible and intangible assets except for cash and cash equivalent assets and to assume all of our liabilities. As a condition of its offer and concurrent with its purchase of non-cash assets, the group proposed that we pay a cash dividend to our common stockholders of $1.10 per share. The shareholder group subsequently formed LTI Acquisition Corp. In addition to Mr. Williams, LTI Acquisition's shareholders include Pamela Sevy, our former CFO, current Board members Jeremy
G. Dunne, H. Deworth Williams, and Edward F. Cowle, and Kama-Tech Corporation and Kama-Tech (HK) Ltd., manufacturers of sports optics equipment.

      Following the original proposal, our Board of Directors appointed a Special Committee of nonparticipating directors to examine the merits and feasibility of the proposal and any other alternatives. The Special Committee retained independent legal counsel and Andersen, Weinroth & Co., L.P., a New York based merchant-banker, to act as its financial advisor.

      The Special Committee received indications of interest and proposals from several alternative sources. LTI Acquisition submitted a revised proposal to acquire 100% of our outstanding shares of common stock for $2.06 per share in cash. The Special Committee reviewed all serious proposals and, after extensive negotiations with interested parties and a lengthy due diligence process, the Committee, in conjunction with its investment advisor, recommended to our Board that it accept the proposal from LTI Acquisition.

      On July 31, 2003, we entered into a definitive Agreement and Plan of Merger with LTI Acquisition and its wholly-owned subsidiary, LTI Merger Sub, Inc. Under the terms of the agreement, LTI Merger Sub will be merged with and into Laser Technology, after which we will be the surviving corporation as a privately held, wholly-owned subsidiary of LTI Acquisition. Accordingly, the outstanding shares of our common stock will be converted into the right to receive an amount equal to $2.06 in cash per share. Following the completion of the proposed merger, we will be a privately owned entity and our shares will no longer be traded in the public market. Laser Technology stock will be delisted from the American Stock Exchange and the sole shareholder of Laser Technology shares will be LTI Acquisition. In addition, the registration of Laser Technology common stock and our reporting obligations under the Exchange Act, will be terminated upon application to the SEC after the merger.

      We intend to file with the SEC and mail to our shareholders a proxy statement in connection with the acquisition, which will contain important information about the merger and related matters. We anticipate holding a special meeting of shareholders in the fourth calendar quarter of 2003 to secure shareholder approval of the merger transaction. The merger is subject to approval by the holders of at least 66 2/3% of our outstanding shares of common stock, excluding those shares owned by LTI Acquisition and its affiliates, and other customary closing conditions. There can be no assurance that our shareholders will approve the merger proposal or that the merger will be finalized.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

      Exhibit 31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

      Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2 Certification of C.F.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

      On July 3, 2003, we filed a Form 8-K reporting under Item 5 that we had reached settlement agreements with Asia Optical Co.,Inc. and Nikon, Inc. related to our patent infringement lawsuit.

      On August 4, 2003, we filed a Form 8-K reporting under Item 5 that we had entered into a definitive merger agreement with LTI Acquisition Corp. whereby LTI Acquisition would acquire 100% of our common stock for $2.06 per share.

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

                                        LASER TECHNOLOGY, INC.
                                        7070 South Tucson Way
                                        Englewood, Colorado 80112


Date: August 14, 2003                   By /s/ Eric A. Miller
                                          --------------------------------------
                                          Eric A. Miller
                                          Chief Executive Officer, President
                                          and Director


Date: August 14, 2003                   By /s/ Elizabeth  A. Hearty
                                          --------------------------------------
                                          Elizabeth A. Hearty
                                          Chief Financial Officer, Treasurer
                                          and Secretary