Form 10KSB
period 2003-09-30
LASER TECHNOLOGY INC
filed 2003-12-29
CIK 889899

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                                   (Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-11642
                             LASER TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

                     Delaware                             84-0970494
         (State or other jurisdiction of               (I.R.S. employer
          incorporation or organization)              identification no.)
              7070 South Tucson Way,                         80112
                Englewood, Colorado
    (Address of principal executive offices)               (Zip code)

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

                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year. $10,917,568

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days:

As of December 24, 2003, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was $11,137,021.

At December 24, 2003, 5,486,217 shares of common stock of the registrant were outstanding.

Documents Incorporated by Reference:  None

                             LASER TECHNOLOGY, INC.
                            FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     PART I
Item 1.   Description of Business .....................................     3
Item 2.   Description of Properties ...................................    18
Item 3.   Legal Proceedings ...........................................    18
Item 4.   Submission of Matters to a Vote of Security Holders .........    19
                                    PART II
Item 5.   Market for Common Equity and Related Stockholder Matters ....    20
Item 6.   Management's Discussion and Analysis or Plan of Operations ..    21
Item 7.   Financial Statements ........................................    26
Item 8.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ........................    26
                                   PART III
Item 9.   Directors and Executive Officers, Promoters and Control
           Persons: Compliance with Section 16(a) of the Exchange
           Act ........................................................    27
Item 10.  Executive Compensation ......................................    29
Item 11.  Security Ownership of Certain Beneficial Owners and
           Management .................................................    30
Item 12.  Certain Relationships and Related Transactions ..............    32
Item 13.  Controls and Procedures .....................................    32
                                    PART IV
Item 14.  Exhibits, and Reports on Form 8-K ...........................    32
          Signatures ..................................................    34

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

In fiscal 2000, we received an ISO 9001 certification for our manufacturing and operating facilities. ISO certification reflects our compliance with standards recognized by the Geneva-based International Organization for Standardization, a worldwide federation of approximately 130 countries. ISO certification also provides a framework for quality management and quality assurance recognized by most developed countries. Having received certification, our operating facilities and manufacturing procedures are recognized as providing an optimal environment for the design, manufacture, and service of quality products. In fiscal 2002 we were re-certified for ISO 9001 compliance. In fiscal 2003 we were certified for the revised ISO 9001:2000 standard for years 2003 to 2006.

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

                                         Year Ended September 30,
                                         ------------------------
                                         2003      2002      2001
                                         ----      ----      ----
Traffic Safety.....................        68%       68%       61%
Professional Measurement...........        21        20        29
Industrial Controls................         1         1         2
Consumer...........................        10        11         8

The following table provides a breakdown of domestic and foreign revenues as a percentage of net sales of our products for the periods presented:

                                         Year Ended September 30,
                                         ------------------------
                                         2003      2002      2001
                                         ----      ----      ----
North American.....................        68%       66%       67%
Foreign............................        32        34        33

We include sales in the U.S. and Canada under North American Sales, and sales in all other countries as foreign or international.

TRAFFIC SAFETY PRODUCTS

Hand-Held Laser Speed Detection Systems

In 1991, we developed and commenced commercial manufacturing and marketing of the LTI 20-20 laser speed detection system, the first of it's kind in the traffic safety marketplace. In 1993, we introduced an enhanced version of the LTI 20-20, called the Marksman. In fiscal 1997, we introduced the UltraLyte second-generation laser speed detection device. The UltraLyte was designed to reduce the size, weight and manufacturing cost of the previous model design. Soon after, we developed the UltraLyte 200 which incorporates an inclinometer, enhancing the surveying capabilities for use in accident reconstruction and investigation. In fiscal 1998, we developed longer-range versions of the UltraLyte; the UltraLyte 100LR and the UltraLyte 200LR.

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

The UltraLyte Compact is another modification of the UltraLyte 100LR designed to minimize overall product build cost, providing the lowest possible price point to the market. The configuration of the Compact eliminates the traditional handle and shoulder stock of our other laser speed detection systems, as well as the in-scope display of measurement data. While the absence of these features reduces functionality, the cost savings associated with eliminating them creates a price point that is competitive for customer purchases that are based strictly upon cost. This low price point also creates the opportunity to attract new customers that previously couldn't afford laser speed measurement technology.

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

In an effort to continually increase the utility of the Micro DigiCam, various features have been developed for the product since its initial market release. The Micro DigiCam "Dual Speed Package" allows the system to identify commercial vehicles from passenger vehicles and impose different speed limits for each. This is a desirable option in foreign markets where dual speed limits on motorways are enforced. Another expanded feature is "Auto Mode" operation. This allows the system to be set up to monitor a specific section of roadway and automatically capture an image of any vehicle that exceeds a pre-determined speed limit, without operator intervention. An additional accessory is the night illumination system. This system provides the Micro DigiCam with the ability to capture images at night, increasing productivity by allowing speeding violations to be registered around the clock.

The Micro DigiCam system has historically been sold into international markets, where conventional photo-radar systems have been accepted as a standard form of traffic enforcement. We believe there is a growing demand in international markets to combine visual evidence with a speed measurement system to support speed violations. Although domestically the acceptance of photo enforcement systems has historically been limited, there appears to be a growing interest in this technology as we continue to promote the product to our traditional domestic customers. The low price point and simplified operation of the Micro DigiCam should make it an ideal solution for domestic municipalities that wish to test the waters of automated traffic enforcement. This system takes advantage of the increased capabilities of current handheld PC platforms, which use Windows CE operating systems, to produce the lowest-cost solution for a photo laser product. The original Laser DigiCam was discontinued in fiscal 2001.

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

During 1999, we introduced QuickMap 3D, a substantially enhanced software version which provides three-dimensional data collection and presentation. This upgrade incorporates the MapStar Angle Encoder, or Electronic Compass Module into the QuickMap system, increasing overall utility by providing horizontal angle information into the logged data. We believe this upgrade addresses the needs of an expanding accident investigation market and offers compelling capabilities, including elevation mapping and automatic map creation, to existing users. In fiscal 2003, we released a new version of QuickMap 3D that operates on a Palm(R) computing device, providing additional functionality by utilizing a state-of-art, low cost processing platform. QuickMap Palm has initially been well received in the Traffic Safety marketplace.

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

To date, the MPH relationship has been reasonably successful. A factor to consider is that the distribution territory we are selling into has had minimal activity over the last several years due to a lack of MPH representation. We believe it will take some time to develop MPH product presence in these areas once again, but we are optimistic of the ultimate results that can be achieved. As part of the relationship, both parties are co-promoting the others' products, with MPH taking on the primary marketing expenses for promoting their products in our designated distribution region.

Stinger Spikes Systems

During fiscal 2001, we entered into an exclusive agreement, for the United States and Canada, to sell and manage the distribution channels of the Stinger Spike System for Federal Signal Corporation. The Stinger Spike System is a compact, lightweight, easy to use tire-deflating device that is extremely safe and effective when used by law enforcement agencies in stopping high-speed pursuits. While early indications were that this product would be very complimentary to our laser speed detection systems, we have found that the sales processes for each are quite different. This has created difficulties for our direct sales force and thus we have discontinued our representation of the product.

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

MapStar Digital Compass Module

In fiscal 1998 we developed and released the MapStar Digital Compass Module, or MSCM. The MSCM uses flux-gate technology to measure absolute heading information relative to magnetic north, and represents a deviation from our traditional pulse-laser products. The modular configuration of the MSCM facilitates an easy interface to most of the Impulse and UltraLyte models. The MSCM completes the last component (horizontal angle) required for the Impulse to become a complete three-dimensional mapping instrument. With the addition of the MSCM, the Impulse provides all of the basic measurement capabilities of the original Criterion, at a lower price. During fiscal 2003, we release the MSCM II, an improved version of the original MSCM. The MSCM II utilizes the latest in magnetic measurement components, incorporating integrated circuit-based magneto resistive technology. The MSCM II also has additional features to the MSCM, while maintaining a simpler operator interface.

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

Integrated Data Collection Solutions

Many market applications require our Professional Measurement lasers to be integrated with other hardware and software to provide a complete turnkey system. To facilitate this integration, we began in 1994 to establish relationships with manufacturers of complementary hardware and software products. These relationships include the sharing of distribution channels and new product development. In 2000, we entered into an agreement with Tripod Data Systems to market and sell its Solo CE product, a Geographical Information System mapping module that can be used with a GPS and/or a laser to map assets quickly. The Solo CE product provides a complementary solution that is helping us gain market share in the GPS offset market. Tripod Data Systems, a subsidiary of Trimble Navigation Limited, is the largest third-party software manufacturer and distributor in the Professional Measurement industry. In fiscal 2003, we became a Trimble Authorized Business Partner which provides us with improved communication and overall exposure to the worldwide Trimble dealer network.

We believe that the need for mapping and field data collection is increasing as utility companies, foresters and government agencies seek more efficient ways to manage their assets. We plan to continue working with outside software and hardware firms to provide comprehensive solutions to customer needs.

INDUSTRIAL CONTROL PRODUCTS

Industrial Laser Distance Measurement Sensors

In fiscal 1996, we made our first entry into the industrial measurement market with the release of a low cost, industrial laser distance measurement sensor. This laser sensor was developed and manufactured pursuant to a sales contract with Telemotive Industrial Controls, Inc., a leading manufacturer of radio controls for material handling cranes and industrial vehicles, for use in collision avoidance and positioning systems. As part of the contract, the product was sold exclusively under Telemotive's brand name in their specific market. In early 2002, our agreement with Telemotive was terminated, ending their exclusive rights and allowing us to freely market the product. Due to the application specific design of this sensor, we have had limited success in promoting it for general measurement applications, however, Telemotive continued to place limited orders for the product in fiscal 2002 and 2003.

We have also developed several modified versions of our Impulse sensor line for use in industrial applications. Historically, sales of these sensors have been for specialized applications to a limited customer base. Research into this market has indicated a need for a more generic product that can be used in a broad range of applications. As a result, in late fiscal 2002 we developed a product known as the Bridge Industrial Sensor, or BIS. This product is unique from our traditional laser sensor products as it is capable of being custom configured by an end user to optimize it for a given measurement application or condition. The flexibility of the BIS should provide for increased sales opportunities into broader market applications.

Ship Docking and Marine Applications

Since fiscal 1997, ship docking system sales have primarily been to system integrators who purchase our laser sensors and associated interface components for inclusion into more complex dock management systems. We also provide a hand-held laser measurement instrument for marine applications known as the Mariner, which measures the speed and distance of an approaching or departing vessel. The Mariner is a derivative of the Marksman product line. Ship docking sales in fiscal 2003 were limited.

OTHER APPLICATIONS

The National Aeronautics and Space Administration, or NASA, utilizes a modified version of the Marksman on space shuttle missions involving close proximity operations. The laser is used to determine the distance and closing speed of remote objects during satellite deployment or retrieval, or during docking maneuvers. While NASA is a relatively small customer we believe that NASA's use of the technology adds to our credibility as a leader in the laser-based measurement industry. We continue to pursue other potential military, security and defense applications of our pulse laser technology.

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

We receive running royalties on cumulative net sales of these products. We also received reimbursement of certain development costs for the initial development and design, and we retain the right to pursue consumer markets outside the sports technology area. We market the Yardage Pro product line to price conscious customers within our Professional Measurement business and to law enforcement customers for SWAT applications. We retain all ownership of patents and trade secrets of the technology underlying the development of the Yardage Pro product line. Our royalty and licensing income related to this agreement was approximately $830,637 and $996,486 for the fiscal years ended September 30, 2003 and 2002, respectively.

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

We maintain certain supply arrangements on long lead time items to purchase inventory as dictated by product sales. Also, we believe that there are adequate alternative suppliers for our foreseeable needs. Most of our products carry a one year limited warranty against manufacturing defects. The UltraLyte product sold domestically carries a two year standard warranty for competitive market reasons. To date, there have been no material expenditures on warranty claims.

PRODUCT RESEARCH AND DEVELOPMENT

Research and development costs related to our instrumentation and proprietary technology are booked as incurred and included in operating expenses. During fiscal 2003, we continued to direct research and development activities toward developing new products and improving current product lines. Research and development costs totaled approximately $1,334,178 and $1,353,104 for the fiscal years ended September 30, 2003 and 2002, respectively.

Development efforts in fiscal 2003 were focused primarily on next generation product development. Research activities on new optical / mechanical product platforms and electronic hardware architectures incorporating our new ASIC chip are progressing. These efforts are providing the foundation for our future handheld laser instruments, which will be designed for optimum package size and performance at the lowest possible cost. Our primary research and development focus will continue to be the advancement of our core sensor technology, and its placement in our current and emerging markets.

During fiscal 2003, we released a new version of our Mapstar Compass Module
(MSCM), the MSCM II. This redesign of the original MSCM involved incorporating the latest state-of-the-art sensing technology into the core electronics of the instrument, requiring a significant restructuring of its internal processing algorithms. The MSCM II provides additional features to the original MSCM, while maintaining a simpler operator interface. These modifications were driven by direct feedback from existing MSCM customers.

Also in 2003, we released QuickMap Palm, the next generation of our accident investigation and reconstruction software package, QuickMap 3D. This new design operates on the latest Palm computing platforms, providing added functionality while maintaining a low price-point. The release of QuickMap Palm was significant in continuing the promotion of our speed measurement lasers for alternative law enforcement applications.

MARKETING, DISTRIBUTION AND CUSTOMERS

We presently market products to three major classes of customers; International, North American Traffic Safety and North American Professional Measurement. For fiscal year 2003, our total foreign shipments accounted for 32% of overall sales, of which Asian and European shipments comprised 81% collectively. North American Traffic Safety, including state and local law enforcement agencies comprised approximately 45% of total sales. Sales to our North American Professional Measurement dealer network comprised 11% of total sales. We primarily market our products by on-site demonstrations, attendance at trade conferences, advertising in trade magazines and direct mail.

Traffic Safety Products

We primarily market our Traffic Safety products domestically to law enforcement agencies of state, county and municipal governments. Presently, our domestic sales force includes six direct field sales representatives, inside sales support personnel and a national sales manager who also covers a field sales territory. Distribution of domestic Traffic Safety products is accomplished primarily through direct representation. For fiscal 2003, our largest domestic customer for our Traffic Safety products was the State of Ohio. Other high volume customers in 2003 included Florida, New Jersey, California, Colorado, Michigan, Connecticut, Texas, Oregon, Wisconsin and Vermont.

Internationally, we market our Traffic Safety product line through local foreign distributors to agencies of foreign governments, including municipal law enforcement agencies and transportation ministries. We have established distribution channels for Traffic Safety products in most industrialized countries. To date, our foreign distributors in the United Kingdom, Australia, Italy, Norway and Brazil account for the highest volume of hand-held laser speed detection systems and photo laser systems purchased internationally. As of September 30, 2003, we have established Traffic Safety distribution in forty-three foreign countries.

In April 1996, the Marksman was certified by the International Association of Chiefs of Police (IACP) to meet the federal standard for laser speed measurement devices. Upon receiving IACP certification, the Marksman was subsequently placed on the IACP Approved Products List (APL). Products on this list are more readily purchased with federal funding available from the U.S. Department of Transportation. This allows easier access to law enforcement agencies who wish to procure such devices. In fiscal 1998, initial compliance testing of the UltraLyte was completed and both the UltraLyte 100 and UltraLyte 100 LR models were added to the IACP APL. IACP approval of the UltraLyte 200 models was completed during fiscal 1999, and the UltraLyte LRB and UltraLyte Compact were tested and approved in fiscal 2003. To date, we have more laser speed measurement devices on the IACP APL than any other manufacturer.

Various foreign standards have also been established for laser speed enforcement equipment. The Marksman and the UltraLyte have been subject to foreign approvals in certain areas where such standards exist. To date, the Marksman has been approved in Germany, the United Kingdom, Austria, Switzerland, Sweden, the Netherlands, France, Italy, South Africa, South Korea, Brazil and Chile. The Marksman has also been tested and approved for use in Canada by the Royal Canadian Mounted Police. In fiscal 1997, the second generation UltraLyte was also approved by the RCMP

In fiscal 1998, the UltraLyte was approved in Germany and Austria. The UltraLyte received approval in the United Kingdom and the Netherlands during fiscal 1999. In fiscal 2000, the UltraLyte was approved in Italy, Chile and Brazil. In fiscal 2001 the UltraLyte received approval in Poland, South Africa and France. In fiscal 2003, the UltraLyte LR was approved in Germany. The UltraLyte continues to be tested in several other European countries where national approvals are required. Similar to the domestic market, the UltraLyte is expected to achieve foreign acceptance based upon previously set performance standards.

Our Micro DigiCam photo laser system is promoted primarily to our international markets. Management feels that the low cost of this system will continue to open up new markets, both domestically and internationally, for photographic traffic enforcement. We further believe that we will be able to access a customer base previously untouched by the existing higher-priced systems. In addition, we are aware of a trend occurring in some foreign countries where it may soon be a requirement to present an image of the violator, together with the results of a speed measurement device, in order to prosecute a speeding case. In fiscal 2002, the Micro DigiCam received national approvals in Spain and Switzerland. In fiscal 2003, the Micro DigiCam was approved in Italy and South Africa.

Professional Measurement Products

Our Professional Measurement products are primarily sold domestically through our established dealer network, and internationally through our foreign distributors and dealers. Currently, our domestic sales force includes five regional field sales representatives who manage and support the dealer network, and inside sales support personnel. In fiscal 2003, the number of dealers in our domestic network, which market and support Professional Measurement products, was approximately 74. Internationally the number of dealers was approximately 73.

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

Presently, our distributors in Hong Kong, Malaysia, Japan, United Kingdom Italy and Germany account for the highest volume of Professional Measurement products purchased internationally. We currently market our Professional Measurement products through foreign distribution channels to similar industries as those noted above for domestic distribution. As of September 30, 2003, we have established distributors for our Professional Measurement product line in approximately 36 foreign countries.

Although our Professional Measurement products have historically not been required to meet any type of national standards approval, in fiscal 2003 the Impulse was submitted and approved for general distance measurement in Germany. This approval was initiated to meet the requirements of a specific international customer.

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

Industrial Control Products

Pursuant to our contract with Telemotive, laser sensors developed and manufactured by us were integrated into systems marketed under the Telemotive brand name. In exchange for minimum purchase commitments, Telemotive had received exclusive rights to sell the sensors within the material handling market. In fiscal 2002, our agreement with Telemotive was terminated, ending their exclusive rights and allowing us to freely market the product. Telemotive did, however, continue to place limited orders for the product in late fiscal 2002 and through fiscal 2003.

As part of our acquisition of Multiwave Sensors in 1999, certain marketing personnel had contracted with us to build a distribution network for industrial products. The industrial market is traditionally served through a network of manufacturers' representatives and dealers, which we plan to utilize more effectively for future industrial product sales. We currently are researching potential industrial sensor configurations as we continue ongoing product development in this area.

International Service Center

During Fiscal 2001, we officially certified Tele-Traffic (UK) Ltd. in Warwick, England as a designated full service center for all of our traffic safety products. Tele-Traffic was one of the first authorized dealers for Laser Technology and has now become one of our top-ranked European dealers. While we have trained and authorized many dealers and customers worldwide to do most repairs, this is the first center authorized to perform full service. Tele-Traffic can service both warranty and non-warranty traffic safety products for customers in Europe, Middle East and North Africa. Service time and shipping costs are typically reduced because of their proximity to the market. Also, the inconvenience of customs clearance is eliminated in many cases due to cooperative trade agreements among European countries.

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

During fiscal 2003, we initiated development of a new Internet website. This new site will allow our customers to more readily locate us and our products on the World Wide Web, and provide an improved and more comprehensive overview of our products and distribution outlets. Management expects the new website to go live in early to mid fiscal 2004.

BACKLOG

As of September 30, 2003 and 2002 we had a backlog in sales of approximately $897,943 and $717,396, respectively. This backlog is primarily attributed to sales of our ASIC and Traffic Safety products. Fiscal 2003 back orders are scheduled for delivery during fiscal 2004.

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

Management believes that the the UltraLyte enables us to better penetrate the radar market due to its lower price point as compared to the Marksman. The UltraLyte is half the size and weight of the Marksman, has an internal power source and, as an optional feature, a patented integrated inclinometer enhancing the UltraLyte's surveying and mapping functions.

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

Our laser speed detection instruments provide additional capabilities distinct from market competitors. SpeedStat, a statistical compilation software package, automatically gathers and formats traffic survey data on a portable computer when used with the Marksman or UltraLyte. This allows traffic engineers and law enforcement officials to conduct and document traffic speed surveys more efficiently than with previous methods. The Distance Between Cars option, or "DBC", allows our laser speed detection systems to measure the distance and time between two moving vehicles. Additionally, the Marksman and UltraLyte incorporate features to detect when a laser jamming device is in use, which has proven valuable to law enforcement agencies in jurisdictions where the use of such devices is prohibited. The ranging capabilities of the Marksman and UltraLyte are also used by SWAT teams to measure target distances, and in drug interdiction to measure tractor trailers for false compartments.

We are aware of six other companies that market commercial laser speed measurement devices. Kustom Signal, Inc., a Kansas company, markets a device pursuant to a license from the original developers, Laser Atlanta, Inc. and LaserCraft, Inc. Laser Atlanta also began to market its own laser speed measurement device in 1999. Applied Concepts, Inc., a Texas-based company, and Monitron International, a United Kingdom company, have introduced laser speed measurement devices. Additionally, Riegl, an Austrian company, and Jenoptik, a German company, market laser speed measurement devices in Europe.

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

Management is aware of competitive photo laser systems developed by Kustom Signals, Inc., by Oshung, a Korean company, by Sodi, an Italian company, and by Poltech, an Australian company. These systems are similar in functionality to the original Laser DigiCam system. Our DigiCam systems also compete in similar markets as conventional photo-radar systems. Because the DigiCam system has a much narrower beam than photo-radar systems on the market, we believe it provides better target identification and increased accuracy. The release of the Micro DigiCam system has provided us with an even greater competitive advantage due to a significantly lower price point. In Brazil there are several very small companies that market a Micro DigiCam type product. They combine several types of competitive lasers that are used in conjunction with various data collectors. Because of privacy laws within the U.S., management believes that primary sales opportunities for the Micro DigiCam will continue to be in international markets, however, we feel there is growing potential in the domestic market as we are seeing more interest from U.S. customers.

We are aware of only a few competing products to the QuickMap 3D accident investigation system. A speed laser mapping system developed and marketed by Laser Atlanta was released in fiscal 2002, but currently we are aware of only limited sales of this product to date. There are also several field mapping systems developed for general purpose applications which include data interfaces for several existing laser speed measurement instruments. In addition, QuickMap 3D competes with traditional accident mapping methods which include measuring wheels and surveying total stations.

Historically, our Professional Measurement products compete with traditional measurement devices. In the domestic market there are two known competitors with laser measurement devices specifically designed for Professional Measurement applications. One by Laser Atlanta, and a second device recently released by LaserCraft. Management also believes that we may compete in international markets with instruments developed and marketed by Riegl, Jenoptik, Leica Geosystems AG, from Switzerland, and MDL, a U.K. company. Due to the recent introduction of reflectorless total stations, several new companies are in direct competition with our Impulse product line. Manufacturers of these products include Pentax, Nikon, Sokkia, Topcon, Trimble and Leica Geosystems AG. We compete within this market based upon the quality of information generated by our Professional Measurement products and the time saving features they provide as compared to traditional instruments. Also, management believes that the Impulse series competes within this market because of their reduced size, weight and price point as compared to other systems.

Our MapStar Compass Module II competes with a similar product marketed by MDL, but we believe the MapStar provides greater accuracy and functionality as compared to the competing unit. In addition, several companies produce laser distance measurement instruments which incorporate an integrated electronic compass, similar to our previous Criterion laser. These include Laser Atlanta, LaserCraft and Leica Geosystems AG. The only known competition for the Mapstar Angle Encoder Module is similar products marketed by Laser Atlanta and MDL.

The industrial laser distance sensors marketed through Telemotive were developed to replace existing radio frequency based distance measuring devices. Pursuant to the terms of the former contract, Telemotive had exclusive rights to the material handling market for any laser sensors developed under the contract by us, in return for minimum guaranteed purchases of the sensors. The Telemotive contract was terminated during fiscal 2002, however, they did continue to place limited orders for the product in late fiscal 2002 and through fiscal 2003.

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

Our consumer products marketed by Bushnell compete primarily with products sold by Nikon Inc., a Japan-based company, some of which are developed by Asia Optical Co., Inc., a Taiwan-based company. We are also aware of consumer products sold by Leica Camera AG, NewCon International LTD., a Canadian company, and Leupold & Stevens, Inc. and OptiLogic of the United States.

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

Costs associated with patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $67,400 and $66,500 for the fiscal years ended September 30, 2003 and 2002, respectively.

We currently have 37 United States patents granted which relate to our various product lines and protect our proprietary technology. Two of these patents relate to rights acquired as part of the Multiwave transaction.

One patent, expiring in March 2011, relates to the Criterion series of survey lasers providing coverage of forestry applications that include height and diameter measurement of trees. We have also been issued two patents, expiring in October 2011, on our original laser speed detection instrument.

In fiscal 1996, a fifth patent was issued, expiring in June 2013, relating to our Professional Measurement product line, specifically proprietary software that enables an interface between our laser products and GPS for field data collection in the G.I.S. mapping process. Additionally, we were granted a patent on our technology providing the capability of transmitting data using pulses of light generated from our laser range-finders. This patent expires in July 2013. A seventh patent was issued, expiring in November 2013, related to the low cost design aspects of the consumer product developed for Bushnell.

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

To date, three additional United States patent applications have been filed. Two of these relate to our Traffic Safety Micro DigiCam product, and the other to a forestry application of our Professional Measurement technology. During fiscal 2003 one patent, which related to a mechanical interface between one of the Criterion hand-held survey lasers and an electronic theodolite, was allowed to lapse as it was no longer used in practice and provided limited future benefit to the Company.

We extend many of our domestic patent filings into foreign applications. Currently we have been issued eleven foreign patents in various countries. During fiscal 2003, one foreign patent, expiring in 2019, was issued. This patent relates to our remote sensor head design. We also have fifteen patents pending in foreign countries related to U.S. patents issued or applications filed. In fiscal 2003, eight pending foreign patent filings were discontinued in consideration of limited strategic value versus the continuing cost of prosecution and the uncertainty of final issuance.

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

In July 2003, we reached settlement agreements with Asia Optical Co., Inc. and Nikon, Inc., which resolved our patent infringement lawsuit against Asia Optical and Nikon. As part of the settlement, we entered into a license agreement with Asia Optical for the domestic sale of products covered by several of our patents related to low cost, consumer laser rangefinders. The specific terms of the license agreement are confidential.

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

In 1995, the National Highway Traffic Safety Administration, working in conjunction with the National Institute of Standards and Technology, completed a national standard for performance specifications for laser speed measurement devices. They also established a laboratory testing facility at the University of California-Davis. In April 1996, the Marksman was certified by the International Association of Chiefs of Police (IACP) to meet the federal standard for laser speed measurement devices and, was subsequently placed on the IACP Approved Products List (APL). During fiscal 1998, the UltraLyte 100 and UltraLyte 100 LR completed compliance testing and were added to the IACP APL. IACP approval of the UltraLyte 200 models was completed during fiscal 1999, and the UltraLyte LRB and UltraLyte Compact were tested and approved in fiscal 2003.

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

Some international government agencies, primarily in Europe, are beginning to require ISO 9000 certification of their equipment suppliers. This certification reflects a manufacturer's compliance with quality standards recognized by the Geneva-based International Organization for Standardization, a worldwide federation of approximately 130 countries. ISO certification also provides a framework for quality management and quality assurance recognized by most developed countries. In fiscal 2000, we received our initial ISO 9001 certification of our manufacturing and operating facilities, and in fiscal 2002, we were re-certified for ISO 9001 compliance. In fiscal 2003 we were certified for the revised ISO 9001:2000 standard for years 2003 to 2006. Currently, only one of our international customers, Italy, requires ISO 9000 certification specifically for manufacturers of Traffic Safety products. We believe the trend in the future will be that more government agencies will begin to require ISO 9000 certification of suppliers.

Over the last few years, many countries in Europe have begun to require "Electromagnetic Compliance" testing of any electronic product imports. The guidelines for this testing verify compliance in the areas of interfering signal emission and immunity, as well as protection against electrostatic discharge damage. A product that has successfully passed this testing receives a special marking known as a "CE" mark. This marking is universally recognized and identifiable by participating countries in the European Union. To date, the Marksman, UltraLyte and Impulse product families, as well as the MapStar Compass and Angle Encoder Modules, have all successfully passed compliance testing and are marked with the "CE" label as required for shipments to Europe.

Our laser speed measurement devices have been subject to court acceptance as a viable means of speed measurement in jurisdictions where they are used. To date, the Marksman has been accepted by courts in over forty states and in over fifteen foreign countries. The UltraLyte has also been accepted in numerous courts, as customers are transitioning to the newer product over time.

EMPLOYEES

Management considers our employees to be a valuable asset to our continuing success, and feels the relations between management and employees are good. As of September 30, 2003, we employed seventy-eight persons, consisting of eleven management personnel, twenty-three employees engaged in the sales and marketing activities, thirteen engineering personnel, twenty-two production related personnel, three employees in customer service and six administrative and office personnel. In addition to our full-time employees, we use the services of three contractual engineers and one contractual marketing representative. Due to an anticipated economic slowdown in fiscal 2001, the Board of Directors imposed a hiring and wage freeze in the second fiscal quarter. Although limited exceptions have been made, this directive is still in place.

RECENT EVENTS

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

Subsequently, the Special Committee received indications of interest and proposals from several alternative sources. The Committee reviewed all serious proposals and, after extensive negotiations with interested parties and a lengthy due diligence process, the Committee, in conjunction with its investment advisor, Andersen, Weinroth & Co., L.P., recommended to the LSR Board that it accept the enhanced proposal from LTI Acquisition.

We filed with the SEC and mailed to our shareholders a proxy statement in connection with the acquisition, which contained important information about the merger transaction and related matters. We are holding a special meeting of shareholders on December 30, 2003 to secure shareholder approval of the merger transaction. Upon successful completion of the Merger, our shareholders, excluding those persons affiliated with LTI Acquisition, will receive $2.06 per share merger consideration for their Laser Technology shares and we will become a private company.

ITEM 2. DESCRIPTION OF PROPERTIES

As of September 30, 2003, our Englewood, Colorado facilities provided approximately 22,000 square feet, with a lease agreement expiring in February 2008. In total, our facilities comprise of approximately 11,000 square feet of production space, 5,500 square feet allocated to research and development activities and 5,500 square feet is allocated to marketing and administrative.

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

Management estimates that the costs and expenses associated with the litigation through this fiscal 2003 were approximately $783,000. All other litigation costs have been expensed in prior years.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during our fourth quarter ended September 30, 2003.

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

Our common stock is listed on the American Stock Exchange under the symbol LSR. As of September 30, 2003, 5,486,217 common shares were outstanding and we had approximately 885 shareholders of record. The number of shareholders does not take into account those shareholders whose certificates are held by nominees. The following table sets forth the range of high and low sale prices of our common stock for each calendar annual period as reported on the American Stock Exchange.

                                                   High            Low
                                                  ------         ------
2003
  First Quarter.........................          $ 1.30         $ 1.01
  Second Quarter........................            1.40           1.25
  Third Quarter.........................            2.01           1.33
  Fourth Quarter*.......................            2.05           1.99

2002
  First Quarter.........................          $ 1.20         $  .85
  Second Quarter........................             .95            .62
  Third Quarter.........................             .92            .41
  Fourth Quarter........................            1.08            .80

* The 2003 fourth quarter reflects the high and low sale prices through December 20, 2003.

Following the completion of the proposed merger whereby we will be acquired by LTI Acquisition, we will be a privately owned entity and our shares will no longer be traded in the public market. Laser Technology stock will be delisted from the American Stock Exchange and the sole shareholder of our shares will be LTI Acquisition. In addition, the registration of our common stock and our reporting obligations under the Exchange Act, will be terminated upon application to the SEC after the merger.

Dividends

We have never declared or paid any cash dividends on our common stock. We presently intend to retain earnings to finance future operations, expansion and capital investments. We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The following table sets forth, for the two most recent fiscal years, the percentage relationship to net sales of principal items in our statement of operations. It should be noted that percentages discussed throughout this analysis are stated on an approximate basis.

                                                     Years Ended September 30,
                                                     -------------------------
                                                      2003              2002
                                                     ------            ------

Net sales..........................................     100%              100%
Cost of goods sold.................................      48                50
Gross profit.......................................      52                50
Royalty and licensing income.......................       7                 9
Total operating income.............................      59                59
Operating expenses.................................      70                64
Income (loss) from operations......................     (11)               (5)
Interest and other income, net.....................       0                 0
Settlement Income..................................      22                 0
Income tax (benefit) on income.....................       4                (2)
                                                     ------            ------
Net income (loss)..................................       7%               (3)%
                                                     ======            ======

The following table provides a breakdown of the net sales and respective percentages of net sales of our various product lines.

                                                    Years Ended September 30,
                                                   ---------------------------
                                                       2003           2002
                                                   ------------   ------------
Traffic Safety.................................    $  7,391,252   $  7,147,874
Percentage of revenues.........................              68%            68%
Professional Measurement.......................       2,277,063      2,111,526
Percentage of revenues.........................              21%            20%
Industrial Controls............................         111,690         77,500
Percentage of revenues.........................               1%             1%
Consumer/Other.................................       1,137,563      1,240,317
Percentage of revenues.........................              10%            11%
Total Revenues.................................      10,917,568     10,577,217

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Net sales for the fiscal year ended September 30, 2003 were $10,917,568 compared to $10,577,217 realized during the fiscal year ended September 30, 2002, representing a 3% increase. In 2003, increases in our domestic Traffic Safety and international Professional Measurement sales had the greatest impact on total revenues. These increases offset a decrease in Consumer and other product sales.

Sales of our Traffic Safety products increased 3% to $7,391,252 in 2003 from $7,147,874 in 2002. North American Traffic Safety product sales increased 8.5% to $4,894,756 in 2003 from $4,512,664 in 2002. Domestic government agencies shifted spending priorities more toward community safety related activities which benefited sales. This increase was partially offset by a 5% decrease in international Traffic Safety sales to $2,496,496 in 2003 from $2,635,210 in 2002 reflecting delays in certain government spending internationally.

Overall sales of our Professional Measurement products increased 8% to $2,277,063 in 2003 from $2,111,526 in 2002. North American Professional Measurement product sales decreased 12% to $1,243,246 in 2003 from $1,412,681 in 2002. Interruptions caused by the reorganization of the sales force was the primary reason for this decline. International sales of our Professional Measurement products increased 48% to $1,033,817 in 2003 from $698,845 in 2002. As the international sales force has matured, it has more effectively communicated the value of our products which has strengthened sales.

International sales in 2003 were $3,548,014 compared to $3,619,040 realized in 2002 representing a 2% decline. Sales internationally comprised approximately 32% of total revenues in 2003 compared to 34% of our total revenues in 2002.

Gross profit as a percentage of sales grew to 52% for 2003 compared to 50% in 2002. Higher sales volume positively impacted our gross margins.

Royalty income earned is derived primarily from our agreement with Bushnell for sales of the Yardage Pro series of consumer laser range finders. Royalty income decreased 17% to $830,637 in 2003 from $998,392 in 2002 resulting primarily from lower per unit pricing and increased competition.

Total operating expenses increased approximately 13% to $7,673,091 in 2003 from $6,820,174 in 2002. Higher legal fees incurred in conjunction with the Asia Optical/Nikon patent suit, additional expenses associated with the formation of the Special Committee of the Board of Directors, their legal fees, and outside financial appraisal advice increased operating expenses. Litigation expenses associated with the patent suit were approximately $783,000 and expenses associated with the Special Committee were approximately $570,000 for the fiscal year. As a percentage of net sales, total operating expenses increased to 70% in 2003 from 64% in 2002.

A loss from operations of $1,191,130 was offset by $2,400,000 of income derived from our litigation settlement and other income of $42,806 in 2003 resulted in a net income before taxes of $1,251,676 in 2003 compared to a loss before taxes of $469,022 in 2002. After taxes on income, we realized net income of $777,605 or $.14 basic earnings per share in 2003 compared to a net loss of $285,377 or $.05 basic loss per share in 2002.

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

Overall sales of our Professional Measurement products decreased 36% to $2,111,526 in 2002 from $3,294,255 in 2001. North American Professional Measurement product sales decreased 40% to $1,412,681 in 2002 from $2,365,198 in 2001, primarily due to a decline in demand from the telecom industry for GIS equipment and poor sales and marketing performance in some of our regions. International sales of our Professional Measurement products decreased 25% to $698,845 in 2002 from $929,057 in 2001 reflecting competition from conventional survey equipment and low cost consumer range finders.

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

Foreign Sales

Foreign sales of our products were 32% and 34% for the fiscal years ended September 30, 2003 and 2002, respectively. Management believes that our foreign sales will continue to comprise a significant portion of revenues. Any fluctuation in the U.S. dollar relative to any foreign currency would have an impact on our competition in those markets.

Research and Development Costs

Research and development costs related to the continual development of our products are expensed as incurred and included in operating expenses. Research and development costs totaled approximately $1,334,178 and $1,353,104 for the years ended September 30, 2003 and 2002, respectively. Management anticipates a continued commitment to research and development as the engineering department is positioned to support and facilitate future growth.

Cost associated with our patents are capitalized and amortized over their estimated useful life of 15 to 17 years. Patent costs capitalized totaled approximately $67,000 for each of the fiscal years ended September 30, 2003 and 2002.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount and the tax basis of assets and liabilities at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized. As a result of timing differences associated with the carrying value of depreciable assets the Company has recorded a deferred tax asset of $203,500.

Our policy is to provide deferred income taxes related to depreciation and other items that result in differences between the financial reporting and tax basis of assets and liabilities. As a result, at September 30, 2003, we recorded a $203,500 deferred tax asset.

Liquidity and Capital Resources

Our net working capital at September 30, 2003 was $9,167,879 as compared to working capital of $8,196,231 at September 30, 2002, an increase of $971,648. Current assets exceeded current liabilities by a ratio of 7.6 to 1. Furthermore, the acid test ratio (ratio of current assets minus inventories and prepaid expenses to liabilities) exceeded 5 to 1. Thus, the present working capital is expected to adequately meet our needs for at least the next twelve months. Working capital was positively impacted in 2003 by our litigation settlement.

Patent costs and purchases of fixed assets were the only items that funding totaling $182,931. Adjustments to reconcile net income to cash provided by operating activities were bad debt expense of $27,070, depreciation and amortization of $368,616, a reduction in deferred income tax of $33,403 with a loss on impaired and disposed assets of $8,358. The largest operating activities that provided cash were a net income of $777,605, a reduction in trade accounts and royalty receivable of $492,255 and an increase in accounts payable and accrued expenses of $464,428. The other items that increased cash were a reduction in inventory of $127,844 and a reduction of other assets of $4,139.

For the twelve months ended September 30, 2003, a net cash decrease of $182,931 from investing activities was due to the purchase of property and equipment of $115,570 and patent costs of $67,361. The increase from operating activities of $2,303,718 reduced by cash used from investing activities produced a net increase in cash and equivalents of $2,120,787. When added to cash on hand at the beginning of the fiscal year, total cash and equivalents at September 30, 2003 stood at $5,733,424. Thus, cash and equivalents alone exceeded total liabilities by $4,348,924 at the end of the period.

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

Other

In August 2002, we terminated our lease on 23,000 square feet adjacent to our facilities leaving us with approximately 22,000 leased square footage under a new lease agreement expiring in February 2008. We believe that our current facilities are adequate to meet our needs throughout the foreseeable future.

In order to reduce the impact of currency fluctuations, all of our foreign sales are made in U.S. currency. We generally enforce the use of letters of credit and wire transfers in most of our credit arrangements with most foreign distributors to reduce the risk of uncollected accounts receivable. In fiscal 2003 we increased our accrual for doubtful accounts to $34,836 to cover the risk of uncollectable accounts receivable.

Effect of Inflation

We believe that we will experience increased costs due to the effect of inflation on the cost of labor, material and supplies, and equipment acquisitions. However, such inflationary effects are not expected to have a material impact on our revenues, gross profit or results of operations for at least the next twelve months.

New Accounting Pronouncements

On August 16, 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although we have not completed the process of determining the effect of this accounting pronouncement, we believe the adoption of SFAS 143 will not have a significant effect on our consolidated financial statements.

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

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS
145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the Company's financial performance or results of operations.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

SFAS No. 147 -- In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The adoption of SFAS 147 did not have a material effect on the Company's consolidated financial statements.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material effect on the Company's results of operations and financial condition.

SFAS No. 149 - In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. This statement will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. The statement will be applicable to existing contracts and new contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of SFAS 149 did not have a material effect on the Company's consolidated financial statements.

SFAS No. 150 - In May 2003, the FASB issued Statement of Financial Accounting Standards No 159 ("SFAS 150"), Accounting for certain financial instruments with characteristics of both liabilities and equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the statement and existing at the beginning of the interim period of adoption. The adoption of SFAS 150 did not have a material effect on the Company's consolidated financial statements.

ITEM 7.  FINANCIAL STATEMENTS

Information with respect to this item is contained in the consolidated financial statements appearing in Item 14 of this report. Such information is incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

This item is not applicable.

                                    PART III.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

As of December 20, 2003, our executive officers and directors are as follows:

Eric A Miller.....................  37      President, Chief Executive Officer
                                             and Director
Jeremy G Dunne....................  46      Vice President and Director
Roosevelt Rogers..................  44      Vice President
H Deworth Williams................  68      Director
Walter R Keay.....................  66      Director
Edward F Cowle....................  47      Director
William P Behrens.................  65      Director
Nicholas J Cooney.................  68      Director
Elizabeth A Hearty................  36      Chief Financial Officer, Vice
                                             President, Treasurer and Secretary

Our directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Pursuant to our Stock Option Plan for Non-Employee Directors, as of September 30, 2003, options to purchase 30,000 shares were granted and are outstanding to each of five non-employee directors at exercise prices ranging from $1.31 to $1.75 per share. Non-employee directors are compensated for their service on the Board or any committee thereof by an annual retainer of $10,000. Additionally, each director receives $2,000 for each meeting attended in person and $500 for each meeting attended telephonically. Any non-employee director is reimbursed for expenses incurred in connection with their duties as directors and for attendance at Board or committee meetings. Under the Directors Plan, each non-employee director and each newly elected non-employee director is entitled to an option to purchase 30,000 shares of our common stock. The exercise price of each option is the fair market value of our common stock at the date of grant.

Officers serve at the discretion of the Board. There are three committees of the Board. As of September 30, 2003, the Audit Committee consisted of Mr. Walter R. Keay, Mr. Edward F. Cowle and Mr. William P. Behrens, the Compensation Committee consisted of Mr. H. Deworth Williams, Mr. William P. Behrens and Mr. Nicholas J. Cooney and the Special Committee consisted of Mr. Walter R. Keay, Mr. William P. Behrens and Mr. Nicholas J. Cooney.

Eric A. Miller. Mr. Miller has been employed by Laser Technology since 1988 and has served on Laser Technology's Executive Committee since 1993. He was appointed as President and Chief Executive Officer of Laser Technology in March 2000. Mr. Miller served as Laser Technology's Engineering Manager from 1993 to 2000 and was an engineer from 1988 to 1993. In 2001, Mr. Miller became a principal investor in Noteworthy Enterprises, LLC, which owned and operated a restaurant/bar establishment that was sold in 2002 . Mr. Miller graduated in 1987 from DeVry Institute of Technology in Phoenix, Arizona with a B.S. Degree in Electronics.

Jeremy G. Dunne. Mr. Dunne has been employed by Laser Technology since 1986 and currently serves as Vice President and Chief Technical Officer. From 1981 to 1986, Mr. Dunne was chief engineer for Hydrographic Services, International in Southborough Kent, England, a company that performs software and system design for the hydrographic surveying industry. Mr. Dunne earned a B.A. Degree in Electrical Engineering from the University of Cambridge, Cambridge, England. Mr. Dunne agreed to an SEC order issued on March 20, 2000 to not cause any violations of Section 13(a) of the Securities Exchange Act of 1934. Mr. Dunne is a shareholder of LTI Acquisition.

Roosevelt Rogers. Mr. Rogers has been employed by Laser Technology since 1996 and is currently Vice President. From 1992 to 1996, Mr. Rogers was a Product Manager with MPH Industries, Inc., a subsidiary of MPD, Inc. in Owensboro, Kentucky. From 1990 to 1992, he was Regional Sales Manager with Tech Systems, Inc.; Mobile Video Recording Systems in Atlanta, Georgia. Mr. Rogers was a State Trooper with the Georgia State Patrol in Atlanta, Georgia from 1982 to 1990, and was a police officer with the Roswell Police Department in Roswell, Georgia from 1977 to 1982. Mr. Rogers attended Brescia College in Owensboro, Kentucky studying Business Administration.

H. Deworth Williams. Mr. Williams is a director of Laser Technology. Mr. Williams is the owner of Williams Investment Company and has been a financial consultant for more than thirty years. During this time, Mr. Williams has been instrumental in facilitating and completing several mergers, acquisitions, business consolidations and underwritings. Mr. Williams agreed to a SEC order issued on March 20, 2000 to not cause any violations of Section 13(a) of the Securities Exchange Act of 1934. Mr. Williams is a shareholder of LTI Acquisition and the brother of David Williams, a principal of LTI Acquisition.

Walter R. Keay. Mr. Keay is a director of Laser Technology. Mr. Keay has been employed for over 35 years in the securities industry. He is presently President of Knickerbocker Capital, Inc., an investment banking consulting firm in Pennsylvania. From 1987 through 1999, he was founder and President of Knickerbocker Securities, Inc., a member of the NASD. Knickerbocker Securities was Laser Technology's underwriter when it initially listed on the American Stock Exchange in 1993. Prior to engaging in investment banking, Mr. Keay was a partner of a New York Stock Exchange member firm and a securities analyst, working extensively with large conglomerate type corporations, both as an analyst and in the area of mergers and acquisitions. He graduated from Brown University with a B.A. Degree in Economics and did graduate work at New York University School of Business Administration.

Edward F. Cowle. Mr. Cowle is a director of Laser Technology. Mr. Cowle has been self employed in financial public relations from 1994 to the present, assisting public companies with financial and investment banking activities. From 1992 to 1994, Mr. Cowle was a Senior Vice President -- Investments with Paine Webber in New York City and from 1991 to 1992, he was a Registered Representative with Bear Stearns & Company, also in New York City. Mr. Cowle graduated from Fairleigh Dickinson University in Madison, New Jersey in 1978 with a B.A. Degree in English, American Studies. Mr. Cowle also attended Vermont Law School in South Royalton, Vermont from 1978 to 1979. Mr. Cowle is a principal shareholder of LTI Acquisition.

William P. Behrens. Mr. Behrens is a director of Laser Technology. Mr. Behrens is Vice Chairman of Northeast Securities, Inc. where he manages client assets and is responsible for the general brokerage division. From 1965 through September 2001 Mr. Behrens was respectively General Partner, Senior Managing Director and then Chairman and CEO of Ernst & Company and its successor company Investec Ernst & Company. In other securities industry capacities, Mr. Behrens has served as an Exchange Official of the American Stock Exchange since 1985; Director of Options Clearing Corporation and Vice Chairman of NASD District 10 Business Conduct Committee. Mr. Behrens graduated from Bernard Baruch College -- City University of New York.

Nicholas J. Cooney. Mr. Cooney is a director of Laser Technology. Mr. Cooney is self-employed as an attorney concentrating in corporate and finance law. He has also served as a professional arbitrator and mediator and as an investment banker. Since 1982, Mr. Cooney has been engaged as a sole proprietor in the practice of law in New York, where he was licensed to practice law in 1960. From 1994 to 1999, Mr. Cooney was affiliated as an investment banking executive with Knickerbocker Securities, Inc. Mr. Cooney was involved for over 25 years in the legal affairs of three major corporations. Prior to his corporate affiliations, Mr. Cooney was associated with a Wall Street law firm. Since 1994, Mr. Cooney has served as a contract arbitrator for the Building Service Industry in the New York City area. Mr. Cooney is also an active arbitrator for the Commercial Panel of the American Arbitration Association and for the National Association of Securities Dealers. Mr. Cooney received his Juris Doctorate degree from Fordham University School of Law in 1960, and his Bachelor of Science degree from Fordham College in 1957.

Elizabeth Hearty. Ms. Hearty joined Laser Technology in September 1999 as the Controller. In March 2000, Ms. Hearty was elected Corporate Secretary of Laser Technology and in September 2002 was elected to Vice President and Treasurer. In January 2003, she was elected as Chief Financial Officer of Laser Technology. Prior to joining Laser Technology, Ms. Hearty was President and Director of DataVision Security Services in Englewood, Colorado from 1996 to 1999. From 1990 to 1996, she served as Controller of InterCap Funds, Joint Venture. Ms. Hearty received a B.S. degree in accounting from the University of Colorado in 1989.

ITEM 10. EXECUTIVE COMPENSATION

Employment Agreements

We currently do not have any employment agreements with any of our officers, directors or employees. In April 2002, we renewed a consulting agreement with Knickerbocker Capital, Inc., whose principle is Walter R. Keay, one of our directors and a member of the special committee. Pursuant to the agreement, Mr. Keay provided certain consulting services to us. This agreement expired in 2003 and will not be in effect following the merger.

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

                           SUMMARY COMPENSATION TABLE

                                                                 Other Annual   Restricted     All Other
Name and Principal Position           Year    Salary     Bonus   Compensation   Stock Award   Compensation
----------------------------------    ----   ---------   -----   ------------   -----------   ------------
Eric A Miller.....................    2003   $ 100,000
President, CEO and Director.......    2002   $ 100,000   $  --   $         --   $        --   $         --

Jeremy Dunne,.....................    2003   $ 122,500
Vice President and Director.......    2002     122,500      --             --            --             --

Roosevelt Rogers..................    2003   $  55,000                 65,320
Vice President....................    2002      55,000      --         60,850            --             --

The preceding table does not include any amounts for non-cash compensation, including personal benefits. We believe that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported.

Equity Incentive Plan

In 1994, we adopted an equity incentive plan. This employee plan provided for the issuance of options to our key employees and consultants to purchase up to an aggregate of 530,000 shares of our common stock at the fair market value at the date of grant. Fair market value is based on the closing sale price of the common stock on the American Stock Exchange on such date. The employee plan also allows for the grant of stock options, restricted stock awards, stock units, stock appreciation rights and other grants to all of our eligible employees and consultants.

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

As of September 30, 2003, the total number of shares of common stock subject to all awards under the employee plan could not exceed 1,000,000.

As of September 30, 2003, options to purchase 783,100 shares of our common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 740,567 options were exercisable at September 30, 2003. The options are non-transferable and primarily vest annually in three equal installments over a three year period. The options expire five or ten years from the date of grant or, if sooner, three months after the holder ceases to be an employee (subject to certain exceptions contained in the employee plan).

Non-Employee Director Stock Option Plan

In 1994, we adopted a stock option program for non-employee directors. The director plan provides for the grant of options to purchase 30,000 shares of our common stock at the effective date of the plan to each member of our Board of Directors who is not an employee, and a grant of options to purchase 30,000 shares to each non-employee director who is newly elected to the Board after the effective date of the plan. The maximum number of shares that may be subject to options issued under the director plan was initially 120,000. The exercise price is the fair market value, or in some cases 10% in excess of the fair market value, of the common stock on the date of grant, determined in the same manner as under the employee plan.

On April 21, 2000 the shareholders approved the amendment to the director plan to increase the number of shares available for issuance under the plan by 120,000 shares. As of September 30, 2003, pursuant to the amended plan, options to purchase 30,000 shares have been granted to each outside director at exercise prices ranging from $1.31 to $1.75 per share. Options granted under the director plan vest one-third each year for three years and expire five or ten years after the date of grant, or, if sooner, three months after the holder ceases to be a director (subject to certain exceptions contained in the plan). At September 30, 2003, 150,000 options were outstanding and 140,000 were exercisable pursuant to the director plan.

Pursuant to the merger with LTI Acquisition and immediately prior to the completion of the merger, all outstanding options to purchase shares under the plans will become exercisable in full, except for such options held by LTI Acquisition or its affiliates. Upon effectiveness of the merger, all outstanding options that have not been exercised, except for those held by LTI Acquisition or its affiliates, will automatically be converted into the right to receive a cash payment and shall be cancelled by virtue of the merger without any action on the part of the holder thereof. The cash payment to be received with respect to each unexercised option will be equal to the product obtained by multiplying
(i) the excess, if any, of the merger consideration of $2.06 over the applicable exercise price per share for such option by (ii) the number of shares of common stock covered by such unexercised option had such option been exercised in full, without regard to exercisability, immediately prior to the effective time of the merger. Upon completion of the merger both plans will be terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides information, to the best of our knowledge as of December 12, 2003, regarding beneficial ownership of our common stock by:

.. each person known to us to own beneficially more than 5% of our common stock;

.. each of the named executive officers;

.. each or our directors; and

.. all executive officers and directors as a group.

Name and Address of                                                            Number of Shares      Percentage of
Beneficial Owner                                                             Beneficially Owned(1)     Ownership
------------------------------------------------------------------------     -------------------------------------
Jeremy G. Dunne (2).....................................................                   467,001             8.3%
  6246 Red Canyon Dr, Apt H
  Highlands Ranch, Colorado 80130
Eric A. Miller (3)......................................................                   105,500             1.9%
  4540 S. Jason Street
  Englewood, Colorado 80110
H. Deworth Williams (4).................................................                   609,007            11.0%
  P.O. Box 2148
  Park City, Utah 84060
David Williams (5)......................................................                   388,686             7.0%
  1501 W. Dry Creek Road
  Littleton, Colorado 80210
Walter R. Keay (6)......................................................                    30,000              .5%
  4593 Newhope Road
  Pineville, PA 18946
Edward F. Cowle (7).....................................................                   132,220             2.4%
  6 East 45th Street 10th Floor
  New York, NY 10017
William P. Behrens (8)..................................................                    40,000             0.7%
  100 Wall Street
  New York, NY 10005
Nicholas J. Cooney (9)..................................................                    45,000             0.8%
  116 Central Park South
  New York, NY 10019
Roosevelt Rogers (10)...................................................                    36,000             0.7%
  22165 Pebble Brook
  Parker, CO 80138
Elizabeth A. Hearty (11)................................................                    10,000             0.2%
  334 Lincoln Street
  Denver, CO 80203
Loeb Partners Corporation...............................................                   419,300            7.64%

Directors and officers as a group (9 persons) (12)......................                 1,474,133            25.6%

    (1) Percentage ownership is calculated separately for each person on the basis of the actual number of outstanding shares as of December 12, 2003 and assumes the exercise of options held by such person (but not by anyone else) exercisable within sixty days.

    (2) Includes 118,251 shares, which may be acquired by Mr. Dunne pursuant to the exercise of stock options exercisable within sixty days.

    (3) Includes 72,000 shares, which may be acquired by Mr. Miller pursuant to the exercise of stock options exercisable within sixty days.

    (4) Includes 30,000 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.

    (5) Includes 68,250 shares, which may be acquired by Mr. Williams pursuant to the exercise of stock options exercisable within sixty days.

    (6) Includes 30,000 shares, which may be acquired by Mr. Keay pursuant to the exercise of stock options exercisable within sixty days.

    (7) Includes 30,000 shares, which may be acquired by Mr. Cowle pursuant to the exercise of stock options exercisable within sixty days.

    (8) Includes 30,000 shares, which may be acquired by Mr. Behrens pursuant to the exercise of stock options exercisable within sixty days.

    (9) Includes 30,000 shares, which may be acquired by Mr. Cooney pursuant to the exercise of stock options exercisable within sixty days.

    (10) Includes 36,000 shares, which may be acquired by Mr. Rogers pursuant to the exercise of stock options exercisable within sixty days.

    (11) Includes 10,000 shares, which may be acquired by Ms. Hearty pursuant to the exercise of stock options exercisable within sixty days.

    (12) Includes 386,251 shares, which may be acquired by officers or directors within sixty days pursuant to the exercise of stock options at various prices.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We currently have a marketing and consulting agreement with Laser Innovations International, Inc., whose principal is David Williams. Mr. Williams is the beneficial owner of more than 5% of our outstanding common stock and was formerly our President, CEO and director. Laser Innovations sells our products to certain international markets and its sales comprised 18% and 17% of our total sales during fiscal years 2003 and 2002, respectively.

Two members of our Board of Directors, H. Deworth Williams and Edward F. Cowle have entered into a joint venture relationship with GHF International Trading, Ltda, a Brazilian company. GHF is associated with Laser Technology as a dealer for our Traffic Safety products and has been distributing the products in Brazil for approximately the last seven years. During fiscal years 2003 and 2002, GHF purchased products from us in the amounts of approximately $45,000 and $57,000, respectively. GHF has been seeking investment capital to further develop the market for our products in Brazil and Messrs. Williams and Cowle have provided such capital.

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

Exhibit No.        Exhibit Name

      3.3 (6)      Articles of Incorporation for the State of Delaware
      3.4 (6)      By-Laws of Registrant
      3.5 (6)      Certificate of Merger
      4.1 (1)      Specimen Common Stock Certificates of Registrant
     10.1 (1)      Promissory Note, Secured Note and Warrant Agreement dated as of February 21, 1991
                   between Registrant and Plaza Resources Company
     10.2 (1)      Amendment to the Promissory Note, Secured Note and Warrant
                   Agreement dated as of October 24, 1991 between the Registrant and Plaza Resources Company
     10.3 (1)      Letter Agreement dated July 17, 1992 between Registrant and
                   Plaza Resources Company Including Amendments dated September
                   23, 1992, December 1, 1992, December 22, 1992, and January 7,
                   1993
     10.4 (1)      Lease Agreement for Registrant's Principal Place of Business
     10.5 (1)      Non-Competition and Secrecy Agreement dated July 15, 1990
                   between Registrant and David Williams, President of
                   Registrant
     10.6 (1)      Non-Competition and Secrecy Agreement dated July 15, 1990
                   between Registrant and Jeremy Dunne, Vice President of
                   Registrant
     10.8 (1)      Employment Agreement between Registrant and Jeremy Dunne
     10.9 (1)      Non-Disclosure/Confidentiality Agreement between Registrant and Certain Other Key Employees
    10.14 (2)      Amendment to Lease to Include New Facility
    10.15 (3)      Employee Stock Option Plan
    10.16 (3)      Non-Employee Director Plan
    10.17 (7)      Employment Agreement between Registrant and Blair Zykan
    10.18 (7)      Employment Agreement between Registrant and Brian Abeel
     16.0 (4)      Letter from BDO Seidman, LLP
     17.1 (5)      Resignation of Director Letter -- Richard D. Sayford
     17.2 (5)      Resignation of Director Letter -- F. James Lynch
     17.3 (5)      Resignation of Director Letter -- William R. Carr
     21.1 (7)      Subsidiaries

     Exhibit 31.1 Certification of C.E.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

     Exhibit 31.2 Certification of C.F.O. Pursuant to Section 302 of the Sarbanses-Oxley Act of 2002.

     Exhibit 32.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002.

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

         (b) Reports on Form 8-K:

         The Registrant filed a report on Form 8-K on December 23, 2002, July 3, 2003 and August 4,2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Laser Technology, Inc.

                                                 By: /s/ Eric A. Miller
                                                     ------------------

                                                     Eric A. Miller

                                                     President and Chief
                                                     Executive Officer
                                                     December 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

      Signature                         Title                       Date
      ---------                         -----                       ----

/s/ Eric A. Miller          President and Chief Executive
------------------------    Officer                           December 29, 2003
Eric A. Miller

/s/ Jeremy G. Dunne         Vice President and Director       December 29, 2003
------------------------
Jeremy G. Dunne

/s/ Elizabeth Hearty        Chief Financial Officer
------------------------    Vice President, Treasurer and
Elizabeth Hearty            Secretary                         December 29, 2003

/s/ H. Deworth Williams     Director                          December 29, 2003
------------------------
H. Deworth Williams

/s/ Edward F. Cowle         Director                          December 29, 2003
------------------------
Edward F. Cowle

/s/ Walter R. Keay          Director                          December 29, 2003
------------------------
Walter R. Keay

/s/ William P. Behrens      Director                          December 29, 2003
------------------------
William P. Behrens

/s/ Nicholas J. Cooney      Director                          December 29, 2003
------------------------
Nicholas J. Cooney

                             LASER TECHNOLOGY, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2003 and 2002

                                 C O N T E N T S

Independent Auditors' Report...........................................  3

Consolidated Balance Sheets............................................  4

Consolidated Statements of Operations..................................  6

Consolidated Statements of Stockholders' Equity........................  7

Consolidated Statements of Cash Flows..................................  8

Notes to the Consolidated Financial Statements......................... 10

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors
Laser Technology, Inc. and Subsidiaries
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Laser Technology, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laser Technology, Inc. and Subsidiaries at September 30, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


HJ & Associates, LLC
Salt Lake City, Utah
November 14, 2003

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     ASSETS

                                                                  September 30
                                                                       2003
                                                                  -------------
CURRENT ASSETS

   Cash and cash equivalents                                      $   5,733,424
   Trade accounts receivable (Note 8)                                 1,791,561
   Inventories (Note 3)                                               2,719,036
   Deferred income tax benefit (Note 6)                                 203,500
   Prepaids and other current assets                                    104,858
                                                                  -------------
     Total Current Assets                                            10,552,379
                                                                  -------------

PROPERTY AND EQUIPMENT, (NET) (Note 4)                                  371,997
                                                                  -------------

OTHER ASSETS

   Other assets                                                       1,011,305
                                                                  -------------
     Total Other Assets                                               1,011,305
                                                                  -------------
     TOTAL ASSETS                                                 $  11,935,681
                                                                  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,
                                                                       2003
                                                                  -------------

CURRENT LIABILITIES

   Accounts payable                                               $     542,581
   Accrued expenses                                                     841,919
                                                                  -------------
     Total Current Liabilities                                        1,384,500
                                                                  -------------
     Total Liabilities                                                1,384,500
                                                                  -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 5)

   Preferred stock; par value $0.01; 2,000,000 shares
    authorized; -0- shares issued and outstanding                             -
   Common stock; par value $0.01; 25,000,000 shares
    authorized, 5,710,867 shares issued and 5,486,217
    outstanding                                                          57,109
   Additional paid-in capital                                        10,314,226
   Treasury stock at cost, 224,650 shares                              (194,259)
   Retained earnings                                                    374,105
                                                                  -------------
     Total Stockholders' Equity                                      10,551,181
                                                                  -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  11,935,681
                                                                  =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                       For the Years Ended
                                                           September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
SALES, NET (Note 8)                                $ 10,917,568    $ 10,577,217

COST OF GOODS SOLD                                    5,266,244       5,249,501
                                                   ------------    ------------
     Gross Profit                                     5,651,324       5,327,716
                                                   ------------    ------------

OTHER REVENUES

   Royalty and licensing revenues                       830,637         998,392
                                                   ------------    ------------
TOTAL OPERATING INCOME                                6,481,961       6,326,108

OPERATING EXPENSES

   General and administrative                         7,673,091       6,820,174
                                                   ------------    ------------
INCOME (LOSS) FROM OPERATIONS                        (1,191,130)       (494,066)

OTHER INCOME

   Interest income                                       42,806          25,044
   Settlement income, (Note 9)                        2,400,000               -
                                                   ------------    ------------
     Total Other Income                               2,442,806          25,044
                                                   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                     1,251,676        (469,022)

Income tax expense (benefit) (Note 6)                   474,071        (183,645)
                                                   ------------    ------------
NET INCOME (LOSS)                                  $    777,605    $   (285,377)
                                                   ============    ============
BASIC INCOME (LOSS) PER SHARE                      $       0.14    $      (0.05)
                                                   ============    ============
DILUTED INCOME (LOSS) PER SHARE                    $       0.12    $      (0.05)
                                                   ============    ============
BASIC WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                5,486,217       5,486,217
                                                   ============    ============
DILUTED WEIGHTED AVERAGE SHARES                       6,419,317       5,486,217
                                                   ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                       Common Stock            Additional                      Retained          Total
                                ---------------------------      Paid-In       Treasury        Earnings      Stockholders'
                                   Shares         Amount         Capital        Stock          (Deficit)        Equity
                                ------------   ------------   ------------   ------------    ------------    -------------
Balance, September 30, 2001        5,710,867   $     57,109   $ 10,314,226   $   (194,259)   $   (118,123)   $  10,058,953

Net loss for the year
 ended September 30, 2002                  -              -              -              -        (285,377)        (285,377)
                                ------------   ------------   ------------   ------------    ------------    -------------
Balance, September 30, 2002        5,710,867         57,109     10,314,226       (194,259)       (403,500)       9,773,576

Net Income for the year ended
  September 30, 2003                       -              -              -              -         777,605          777,605
                                ------------   ------------   ------------   ------------    ------------    -------------
Balance, September 30, 2003        5,710,867   $     57,109   $ 10,314,226   $   (194,259)   $    374,105    $  10,551,181
                                ============   ============   ============   ============    ============    =============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                            For the Years Ended
                                                               September 30,
                                                       ----------------------------
                                                           2003            2002
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                   $    777,605    $   (285,377)
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                          368,616         454,109
     Bad debt expense                                        27,070          43,195
     Deferred income taxes                                   33,403        (236,903)
     (Gain) loss on sale of equipment                         2,083           2,001
     Fixed assets donated to charity                              -           2,174
     Loss on abandonment of patents                                          14,945
     Loss on impairment of fixed assets                       6,275          29,336
   Changes in operating assets and liabilities:
     Trade accounts and other receivables                    17,010         484,389
     Royalties receivable                                   475,245         (31,532)
     Inventories                                            127,844       1,646,560
     Other assets                                             4,139          85,426
     Accounts payable and accrued expenses                  464,428            (293)
                                                       ------------    ------------
       Net Cash Provided (Used) by Operating
        Activities                                        2,303,718       2,208,030
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of property and equipment                     (115,570)       (155,863)
   Patent costs paid                                        (67,361)        (66,505)
                                                       ------------    ------------
       Net Cash Provided (Used) by Investing
        Activities                                         (182,931)       (222,368)
                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on long-term debt                                     -         (14,611)
                                                       ------------    ------------
       Net Cash (Used) by Financing Activities                    -         (14,611)
                                                       ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2,120,787       1,971,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR            3,612,637       1,641,586
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR               $  5,733,424    $  3,612,637
                                                       ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                       For the Years Ended
                                                           September 30,
                                                   ---------------------------
                                                       2003           2002
                                                   ------------   ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

CASH PAID FOR:

   Interest                                         $         -   $        846
   Income taxes                                     $         -   $     84,467

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

   Stock issued for debt settlement                 $         -   $          -

        The accompanying notes are an integral part of these consolidated financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.   Use of Estimates

          In the U.S.A. the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

          e.   Inventories

          Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. The Company has accrued an allowance for obsolete inventory of approximately $288,000 at September 30, 2003.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.   Property, Equipment and Depreciation

          Property and equipment are stated at cost. Depreciation of property and equipment is computed using straight-line method over the estimated useful lives of the related assets, ranging from two to ten years.

          g.   Patents and Amortization

          In accordance with Financial Accounting Standards Board Statement 142, "Goodwill and Other Intangible Assets", patents are carried at cost and are amortized over their estimated useful lives of 15 to 17 years. There are currently no patents owned for which an indefinite life would be expected. The carrying value of patents is reviewed annually and when circumstances indicate an impairment may have occurred. Identified impairments, if any, are recognized when the expected future benefit to be derived from individual intangible assets is less than its carrying value.

          h.   Research and Development Costs

          Research and development costs related to the Company's laser measurement instruments are expensed as incurred and included in operating expenses. Research and development costs totaled $1,334,178 and $1,353,104, for the years ended September 30, 2003, and 2002, respectively.

          i.   Taxes on Income

          Under the provisions of SFAS No. 109, the Company's policy is to provide deferred income taxes related to property and equipment, inventories, net operating losses and other items that result in differences between the financial reporting and tax basis of assets and liabilities.

          j.   Basic Income (Loss) Per Share

          SFAS No. 128 provides for the calculation of "Basic" and "Diluted" income (loss) per share. Basic income (loss) per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity that were outstanding for the period. The Company has excluded 750,366 common stock equivalents from the calculation of diluted basic loss per share for the year ended September 30, 2002 as they are antidilutive in nature.

          k.   Stock Options

          The Company applies Accounting Principles Board ("APB") Option 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for all stock option plans. Under APB Opinion 25, compensation cost is recognized for stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          k.   Stock Options (Continued)

          SFAS Statement No. 123, "Accounting for Stock-Based Compensation" requires the Company to provide pro forma information regarding net income (loss) as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS No. 123. To provide the required pro forma information, the Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model. There were no stock options granted during the year ended September 30, 2003.

          l.   Revenue Recognition

          Revenue is recognized upon shipment of goods to the customer. International sales primarily require immediate payment or a letter of credit, other than to customers deemed creditworthy (see Note 8). Royalties and licensing fees are recognized when earned in accordance with the specific terms of each agreement.

          m.   Advertising

          Advertising expenses are charged to operations in the period in which they are incurred. Advertising expense for the years ended September 30, 2003 and 2002 was approximately $248,000 and $192,000, respectively.

          n.   Reclassifications

          Certain reclassifications have been made to the 2002 financial statements to conform to the current year's presentation.

          o.   Newly Issued Accounting Pronouncements

          During the year ended September 30, 2003, the Company adopted the provisions of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," FASB Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123 (SFAS 148)," FASB Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," and FASB Statement No. 150, "Accounting for certain financial instruments with characteristics of both liabilities and equity." The adoption of these newly issued accounting pronouncements has not had a material effect on the Company's financial statements.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 3 -  INVENTORIES

          Inventories consisted of the following:

                                                                  September 30,
                                                                       2003
                                                                  -------------
          Finished goods                                          $     663,831
          Work-in-process                                               105,466
          Raw materials and supplies                                  1,949,739
                                                                  -------------
              Total                                               $   2,719,036
                                                                  =============

NOTE 4 -  PROPERTY AND EQUIPMENT

          Property and equipment consisted of the following:

                                                                  September 30,
                                                                       2003
                                                                  -------------
          Shop equipment                                          $     550,411
          Office equipment                                            1,107,519
          Leasehold improvements                                        573,476
          Automobiles                                                    16,613
          Furniture/fixtures                                            311,998
                                                                  -------------
                                                                      2,560,017

          Less accumulated depreciation                              (2,188,020)
                                                                  -------------
          Total                                                   $     371,997
                                                                  =============

          Depreciation expense was $281,572 and $371,250 for the years ended September 30, 2003 and 2002, respectively.

NOTE 5 -  STOCKHOLDERS' EQUITY

          Capital Stock

          At September 30, 2003, the Company had 306,900 shares reserved or available for issuance as follows:

          Common Shares:
              Equity Incentive Plan                                     216,900
              Non-Employee Director Stock Option Plan                    90,000
                                                                   ------------
                  Total                                                 306,900
                                                                   ============

          Preferred Stock

          Laser Technology is authorized to issue 2,000,000 shares of preferred stock by action of the Company's Board of Directors. The Board of Directors is authorized, without further action by stockholders, to determine the voting rights, dividend rights, dividend rates, liquidation preferences, redemption provisions, conversion or exchange rights and other rights, preferences, privileges and restriction of any unissued series of preferred stock

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 5 -  STOCKHOLDERS' EQUITY (Continued)

          Preferred Stock (Continued)

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

          Under the Employee Plan, 1,000,000 shares of the Company's common stock are reserved for issuance. Options granted to employees vest at the rate of one-third per year and are fully vested after three years of continuous employment from the date of grant. As of September 30, 2003, options to purchase 783,100 shares of the Company's common stock were outstanding, at exercise prices ranging from $1.38 to $5.25 per share of which 740,567 and 660,366 options were exercisable at September 30, 2003 and 2002, respectively.

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

          Under the Director Plan 240,000 shares of the Company's common stock are reserved for issuance. Such options granted to non-employee directors of the Company vest at the rate of one-third per year and are fully vested after three years of continuous service

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 5 -  STOCKHOLDERS EQUITY (Continued)

          from the date of grant. As of September 30, 2003 and 2002, options to purchase 150,000 and 150,000 shares, respectively, of the Company's common stock were outstanding at exercise prices ranging from $1.31 to $1.75 per share of which 140,000 options were exercisable at September 30, 2003.

          A summary of the status of the Company's stock option plans as of September 30, 2003 and 2002 and changes during the years ending on those dates is presented below:

                                                      2003                         2002
                                             -----------------------    ------------------------
                                                           Weighted                    Weighted
                                                           Average                     Average
                                                           Exercise                    Exercise
                                               Shares       Price         Shares        Price
                                             ----------   ----------    ----------    ----------
          Outstanding, beginning of year        940,100   $     2.71       955,200    $     3.87
              Granted                                 -            -             -             -
              Canceled                           (7,000)       (1.38)      (15,100)        (1.50)
              Exercised                               -            -             -             -
                                             ----------   ----------    ----------    ----------
          Outstanding, end of year              933,100   $     2.66       940,100    $     2.71
                                             ----------   ----------    ----------    ----------
          Exercisable, end of year              880,567   $     3.82       750,366    $     3.28
                                             ----------   ----------    ----------    ----------
          Weighted average fair value of
           options and warrants granted
           during the year                                $        -                  $        -
                                                          ==========                  ==========

                                          Outstanding                      Exercisable
                            --------------------------------------   -------------------------
                                           Weighted
                                            Average      Weighted                    Weighted
                               Number      Remaining      Average       Number       Average
             Range of       Outstanding   Contractual    Exercise     Exercisable    Exercise
          Exercise Prices   at 9/30/03        Life         Price      at 9/30/03       Price
          ---------------   -----------   -----------   ----------   ------------   ----------
          $ 1.31 - 1.90         567,600          3.50   $     1.67      515,067     $     1.83
            2.00 - 2.87           6,000          5.25         2.87        6,000           2.87
            3.50 - 3.89          30,250          1.00         3.81       30,250           3.81
            4.00 - 4.25         324,750          0.82         4.23      324,750           4.23
            4.36 - 4.39           1,000          2.91         4.39        1,000           4.39
            5.00 - 5.25           3,500          2.33         5.25        3,500           5.25
                            -----------    ----------   ----------   ----------     ----------
          $ 1.31 - 5.25         933,100          3.41   $     2.66      880,567     $     2.82
                            ===========    ==========   ==========   ==========     ==========

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

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

NOTE 6 -  TAXES ON INCOME

          Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

          The provision (benefit) for income taxes for the years ended September 30, 2003 and 2002 consists of the following:

                                                          2003          2002
                                                       ----------    ----------
          Federal:
               Current                                 $  405,385    $   29,339
               Deferred                                         -      (215,710)

          State:
               Current                                     68,656         2,726
               Deferred                                         -
                                                       ----------    ----------
                                                       $  474,071    $ (183,645)
                                                       ==========    ==========

          Net deferred tax assets and liabilities consists of the following components as of September 30, 2003 and 2002:

                                                         2003          2002
                                                      -----------   -----------
          Deferred tax liabilities:                             -             -

          Deferred tax assets:

               Accumulated Depreciation               $   203,500   $   100,425
               Contribution Carryover                           -         6,348
               NOL Carryover                                    -       130,130
                                                      -----------   -----------
                                                                -       136,478
                                                      -----------   -----------
          Net deferred asset (liability)              $   203,500   $   236,903
                                                      ===========   ===========

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 6 -  TAXES ON INCOME (Continued)

          The difference between the consolidated provision (benefit) for income taxes computed using income (loss) before income taxes and the U.S. federal income tax rate for the years ended September 30, 2003 and 2002 are as follows:

                                                             2003            2002
                                                         ------------    ------------
          Amount computed using the statutory rate       $    516,685    $   (159,466)
          Increase (decrease) in taxes resulting from:
               Loss on sale of assets                               -         (42,241)
               Meals                                           17,103           9,280
               Officer life insurance                               -           1,442
               Other, net                                     (59,717)         (2,910)
               Actual vs. estimated bad debt                        -          10,250
                                                         ------------    ------------
               Income tax expense (benefit)              $    474,071    $   (183,645)
                                                         ============    ============

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

          Retirement Plan

          Effective January 1, 1997, the Company adopted a defined contribution 401k profit sharing plan (the "Plan"). Eligible employees, as defined, may contribute up to 15% of their annual compensation. Under the Plan, the Company may make discretionary matching contributions up to 100% of an employee's contribution and may make discretionary profit sharing contributions. For the years ended September 30, 2003 and 2002, no contributions were made by the Company to the Plan.

          Purchase Commitments

          The Company is committed to purchases of raw materials over the next twelve months at the then prevailing market prices. These committed purchases aggregated $179,705 and $50,325, based on current market prices at September 30, 2003 and 2002, respectively.

          Facility & Automobile Leases

          The Company has various operating lease agreements for automobiles and office and manufacturing facilities that expire through May 31, 2008. Rent expense under operating lease agreements was $336,030 and $360,694 for the years ended September 30, 2003 and 2002.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

          As of September 30, 2003, future minimum lease payments under operating lease agreements are as follows:

             2004                                                  $    153,999
             2005                                                       151,452
             2006                                                       144,211
             2007                                                       150,892
             2008                                                        64,032
             Thereafter                                                       -
                                                                   ------------
                                                                   $    664,586
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

          The Company invests temporary cash in demand deposits, certificates of deposit, money market accounts and mutual funds with qualified financial institutions and in securities backed by the United States government. Such deposit accounts at times may exceed federally insured limits. The Company has not experienced any loss in such accounts. Cash concentration risks at September 30, 2003 and 2002 were $5,631,000 and $941,001, respectively.

          The Company markets its laser measurement instruments to three major classes of customers. The Company's trade accounts receivable subject to credit risk from those customers are as follows at September 30, 2003 and 2002:

                                                       2003            2002
                                                   ------------    ------------

          Foreign distributors (a)                 $    705,722    $  1,012,237
          State and local municipalities (b)            467,247         348,731
          U.S. government agencies                       13,863         488,433
          Other receivables (c)                         639,565          11,328
                                                   ------------    ------------
                                                      1,826,397       1,860,729
          Less allowance for doubtful accounts          (34,836)        (25,088)
                                                   ------------    ------------
          Total                                    $  1,791,561    $  1,835,641
                                                   ============    ============

          (a) To date, the Company's foreign sales are transacted primarily through distributors.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 8 -  CUSTOMERS, EXPORT SALES AND CONCENTRATIONS OF RISK (Continued)

          (b) The Company's domestic sales of its laser speed instruments have been primarily to state and local law enforcement agencies. These agencies are dispersed across geographic areas.

          (c) Domestically, the Company's sales of its laser distance measurement systems are transacted primarily through distributors.

          For the year ended September 30, 2003 and 2002, no single customer accounted for more than 10% of sales.

          A summary of the Company's sales by geographic area is as follows:

                                                        2003           2002
                                                    ------------   ------------
          Foreign sales:

              Asia                                  $    809,329   $    754,522
              Europe                                   1,896,981      2,145,812
              Australia                                   95,406        547,001
              Other                                      746,298        171,705
                                                    ------------   ------------
          Total foreign sales                          3,548,014      3,619,040
          North American sales                         7,369,554      6,958,177
                                                    ------------   ------------
                                                    $ 10,917,568   $ 10,577,217
                                                    ============   ============

NOTE 9 -  SETTLEMENT INCOME

          In April 2003 a jury ruled in favor of the Company in its patent infringement lawsuit against Nikon, Inc. The settlement included approximately $2,400,000 for lost royalties and damages. In addition, on the effective date, Laser Technology, Inc will begin receiving royalty payments on all future units sold, used or disposed of by the licensee. The Company has concluded that the settlement meets the definition of a gain as discussed in paragraphs 82, 84, and 85 of CON No. 6. Accordingly, the entire amount of the settlement has been recognized as other income the statement of operations.

                     LASER TECHNOLOGY, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                           September 30, 2003 and 2002

NOTE 10-  SUBSEQUENT EVENTS

          Subsequent to year end the Board of Directors voted to accept the merger offer from LTI Acquistion Corp. and to submit the offer to the general shareholders of the Company. The offer would require that each issued and outstanding share of Laser Technology common stock will be converted into the right to receive $2.06 in cash, except shares held in treasury and shares beneficially owned by LTI Acquisition and Acquisition Group, or by any holder who properly demands appraisal rights under Delaware law will be cancelled. The beneficial owners of common stock of LTI Acquisition, who are: David Williams, H. Deworth Williams, Pamela J. Sevy, Edward F. Cowle, Jeremy G. Dunne, Kama-Tech Corporation and Kama-Tech (HK), Ltd., (together the "Acquisition Group"), together being the record owners of 28.4% of Laser Technology's common stock. As a result of the proposed Merger Laser Technology will cease to be a publicly held company and will become a private corporation, all the stock of which will be beneficially owned by LTI Acquisition. The Shareholder meeting is schedule for December 30, 2003.

NOTE 11-  COMMITMENTS AND CONTINGENCIES

          In March 2002, a breach of contract suit was filed against the Company in the District Court Johnson County, Kansas. The lawsuit alleges breach of contract on certain technical components. The Company has filed several counter claims. On August 11, 2003 the parties filed a joint motion to stay proceedings until the outcome of the pending merger agreement. The Company believes is has meritorious defenses and will vigorously defend itself if the case cannot be settled. Management is not able at this time to predict the ultimate effect of this litigation on the Company's financial position or results of operations.